Form 10KSB
period 1995-12-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-03-12
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1995

                       Commission File Number 33-55254-07

                      LONE STAR INTERNATIONAL ENERGY, INC.
                 (Name of small business issuer in its charter)

              NEVADA                                     87-0434288
       (State of incorporation)                        (IRS Employer
                                                  Identification Number)

                           200 PALO PINTO, SUITE 108
                            WEATHERFORD, TEXAS 76086
              (Address of principal executive offices) (Zip code)

                                 (817) 598-0542
                           Issuer's telephone number

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [ ] Yes   [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for 1995: $173,703

State the aggregate market value of the voting stock held by non-affiliates computed using $1.50, the price at which the stock was sold on March 3, 1997:
$3,647,925

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, Par Value $.001; 8,431,950 Shares as of January 24, 1997

Traditional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL INFORMATION

Lone Star International Energy, Inc., a Nevada Corporation (the "Company"), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. To reincorporate as a Nevada corporation, on December 31, 1993, the Company's shareholders approved a merger with a newly formed Nevada corporation with the same name. A Certificate of Merger of the Utah and Nevada corporations was executed on December 30, 1993 and following that action the Utah corporation filed Articles of Dissolution in Utah on December 30, 1993. In October, 1995 the Company discovered that Articles of Merger had not been recorded in Nevada and on October 12, 1995 Articles of Merger were filed in Nevada. The status of the Company resulting from the filing of the Articles of Dissolution in 1993 and the filing of the Articles of Merger in 1995 is not clear. The Company believes the merger is effective for all purposes and has and continues to act accordingly. The Company had no operations until the completion of the reverse acquisition described below on May 2, 1995.

Reverse Acquisition - The Company entered into an Agreement dated as of April 10, 1995, with Cumberland Petroleum, Inc., a Texas corporation ("Cumberland"), pursuant to which, on May 2, 1995 the Company acquired from C.E. Justice, 100% of the capital stock of Cumberland in the exchange for the issuance of 5,000,000 shares of the Company's common stock. Cumberland operates oil and gas properties. The Company changed its name to Cumberland Holdings, Inc. on May 3, 1995, and to Cumberland Companies, Inc. On August 17, 1995, and to Lone Star International Energy, Inc. on January 30, 1997.

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

GENERAL

The Company is engaged in the production and sale of oil and gas. Principal products are crude oil and natural gas which are sold to various purchasers, including pipeline companies which service the areas in which the producing wells are located. Until 1997, the Company served as operator for most of the oil and gas properties in which it owns an interest. The Company may enter into farm-out, joint venture, drilling participation, limited partnership or any other suitable arrangement with respect to developing its properties and acquiring additional properties.

The Company has no operations in foreign countries. The acquisition, development, production and sale of oil and gas is subject to many factors which are outside the Company's control, including national and international economic conditions, the availability of drilling rigs, casing, pipe and other equipment and supplies, proximity to the pipelines, the supply and price of other fuels, and the regulation of production, transportation and pricing by state and federal governmental regulatory agencies.

OTHER BUSINESS MATTERS

Competition for the sale of oil and gas is principally related to pricing as it is affected by quality, availability of transportation and transportation costs. The price for the oil is widely followed and is generally subject to worldwide market factors.

The Company had sales to the following companies that amounted to 10% or more of oil and gas revenues:


                                                             1996
                                                           through
                                         1995              09/30/96
                                         ----              --------
       Team Energy Marketing Co.         45%                 27%
       Geer Tank Trucks, Inc.            26%                 35%
       Atoka Resources Corp.             17%                 27%
       Enserch                           10%                 11%

Because of the ready market for its oil and gas, the Company does not consider itself dependent on any single customer or group of customers.

The Company must comply with laws affecting the discharge of materials into the environment. Compliance with such laws has not been a material factor in the Company's operations.

No insurance needed. No loss of production coverage has been sought.

Many services normally requiring employees are performed by contractors. As a result the Company had only two officers in 1995 and 1996. The Company had no non-officer employees in 1995 and one employee in 1996.

REGULATORY MATTERS

The Company's exploration, production and marketing operations are regulated at the federal, state and local levels. Oil and gas exploration, development and production activities are subject to various laws and regulations governing a wide variety of matters. For example, there are statutes or regulations addressing conservation practices and the protection of correlative rights, and such regulations may affect the Company's operations and limit the quantity of oil or gas that the Company may produce or sell. Other regulated matters include marketing, transportation and valuation of royalty payments.

Among other regulatory matters at the federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate commerce under the Natural Gas Policy Act ("NGPA"). The Company's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders which have altered significantly the marketing and transportation of natural gas. To date, the Company has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, the Company cannot predict what effect these or subsequent regulations may have on its future gas marketing.

As an owner and operator of oil and gas properties, the Company is additionally subject to various federal, state and local environmental regulations, including air and water quality control laws. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Although the Company believes that it is in substantial compliance with existing applicable environmental laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional, presently unquantifiable, costs or liabilities to the Company.


ITEM 2. DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

The principal oil and gas properties of the Company at the end of 1995 consisted of working interests in producing oil and gas leaseholds located in Texas. The Company owns these leasehold interests in percentages that vary. The terms of producing oil and gas leaseholds are continuing and such leases remain in force by virtue of, and for as long as, production from lands under each lease is maintained. The terms of leases without production or production less than required by the lease may expire at fixed dates in the future. These leases may or may not be extended, depending upon the lease in question, by further exploration and development within varying periods of time.

Effective September 1, 1995 the Company acquired working interests in oil and gas properties in exchange for 750,000 shares of restricted common stock and promissory notes in the aggregate amount of $500,000. The promissory notes are now due on September 15, 1997 and interest payable monthly beginning at the rate of 7% per annum.

The following table sets forth information concerning the Company's leasehold ownership interests as of December 31, 1995.

                                    TABLE I

                               LEASEHOLD INTEREST

                                         GROSS (B)        NET (C)
                                         ---------        -------
       Developed Acreage (a)               1,076            785
       Undeveloped Acreage (d)             3,211          2,420
       Active Working Interest Wells:
         Oil                                11.0            8.2
         Gas                                28.0           21.9

(a) Developed acreage is acreage spaced for or assignable to productive wells.
(b) A gross well or acre is a well or acre in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(c) A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions thereof.
(d) Undeveloped acreage is oil and gas acreage on which wells have not been drilled or to which no Proved Reserves other than Proved Undeveloped Reserves have been attributed.

NET PRODUCTION, UNIT SALES AND PRODUCTION COSTS

The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel (bbl) of oil and per 1000 cubic feet (mcf) of natural gas produced and the average production (lifting) cost per unit of production, for the year ended December 31, 1995.

                                    TABLE II

                        PRODUCTION, PRICE AND COST DATA

                                                         09/01/95 to
                                                          12/31/95
                                                         -----------
          Oil (a):
              Production (Bbls)                                879
              Revenue                                     $ 14,591
              Average Bbls per day                               7
              Average Sales price per Bbl                 $  16.60
          Gas:
              Production (Mcf)                              33,783
              Revenue                                     $ 54,520
              Average Mcf per day                              279
              Average Sales price per Mcf                 $   1.61
          Production costs:
              Production costs                            $111,465
              Equivalent Bbls (b)                            6,509
              Production cost per equivalent Bbl          $  17.12
              Production cost per sales dollar            $   1.61
              Total Revenues                              $ 69,111

---------
(a)    Includes condensate and natural gas liquids.
(b) Gas production is converted to equivalent bbls at the rate of six mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ESTIMATED FUTURE NET REVENUES FROM PROVED OIL AND GAS RESERVES

A summary projection of the estimated future net revenues and present value of future net reserve categories, as of December 31, 1995, is as follows:

                                   TABLE III

             ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (A)

                            AS OF DECEMBER 31, 1995

                                                     PROVED
                                                   ----------
   Estimated future net
       revenues before income taxes
       1996                                        $  652,482
       1997                                           698,290
       1998                                           571,404
       1999                                           412,908
       2000                                           322,787
       Thereafter                                   1,223,129
                                                   ----------

       Total before estimated future income taxes  $3,881,000
                                                   ==========


   Present value of estimated
       future net revenues
       before income taxes                         $2,486,634
                                                   ==========

_______

(a) Prepared in accordance with the rules and regulations of the SEC based on the reserve reports and the Company's financial statement disclosures. Estimated future net revenues represent estimated future gross revenues from the production and sale of proved reserves, net of estimated production costs and future development costs estimated to be required to achieve estimated future production.

ESTIMATED NET PROVED OIL AND GAS RESERVES

       The estimated proved developed oil and gas reserves for the Company are summarized below:

                                    TABLE IV

                                PROVED RESERVES

                            AS OF DECEMBER 31, 1995

                                                        PROVED
                                                      ---------
       Oil and liquids (bbls):
         Proved developed                                34,892
         Proved undeveloped                              53,294
                                                      ---------

           Total                                         88,186
                                                      =========

       Natural gas (mcf):
         Proved developed                               997,137
         Proved undeveloped                           2,343,480
                                                      ---------

       Total                                          3,340,617
                                                      =========

---------

The table above should read in connection with the following definitions:

Proved Reserves      Estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be economically producible in future years from known reservoirs under existing economic and operating conditions, e.g., prices and costs as of the date the estimate was made, assuming continuation of current regulatory practices using conventional production methods and equipment.

Proved Developed
Reserves Proved oil and gas reserves which are expected to be recovered from existing wells with existing equipment and operating methods. Developed reserves include both producing and non-producing reserves. Producing reserves are those reserves expected to be recovered from existing completion intervals producing to a market as of the date of the appropriate reserve report. Non-producing reserves are reserves that are currently shut-in awaiting a pipeline connection or in reservoirs behind the casing or at minor depths above or below the producing zone and are considered proved by production either from wells in the field, by successful drill-stem tests, or by core analyses from the particular zones. Non-producing reserves require only moderate expense for recovery.

Proved Undeveloped
Reserves Proved oil and gas reserves which are expected to be recoverable from additional wells yet to be drilled or from existing wells where a relatively major expenditure is required for completion.

For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future revenues attributable to the Company's oil reserves and present value of future net revenues on a 10% discount rate and changes therein, refer to the Company's Financial Statements and the related Notes. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are subject to change as further information becomes available.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Response is not required.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over the counter market under the symbol LNST effective January 1997. Prior to January 1997 the Company's symbol was CUMC. As of January 24, 1997, there were 801 shareholders of record of the Company's common stock. The transfer agent for the Company's common stock is National Stock Transfer, Salt Lake City, Utah. The amounts below represent the trading prices for the periods indicated. Historically the Company's common stock has not traded actively.

                          PRICE RANGE OF COMMON STOCK

                                                  HIGH        LOW
                                                  ----        ---
       1995:
         Third Quarter August 31, 1995 through
           September 30, 1995                        4       1/10
         Fourth Quarter                          5 1/2      1 1/2
       1996:
         First Quarter                             5/8       1/16
         Second Quarter                           3/32       3/32
         Third Quarter                            3/20       3/20
         Fourth Quarter                            2/5       3/32
       1997:
         First Quarter through March 5, 1997         2       1/16

The Company has not paid dividends on its Common Stock, and it is the present policy of the Company not to do so, but to retain earnings for future growth and business activities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS.

This discussion should be read in conjunction with the audited financial statements of Lone Star International Energy, Inc.

PLAN OF OPERATION

Effective May 2, 1995, the Company acquired Cumberland. Until January 1, 1997 Cumberland acted as an operater of oil and gas properties. For accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). For purposes of discussion the Company's operations will be considered those of Cumberland. The reverse acquisition was accounted for under the pooling of interest method of accounting.

The Company intends to increase production and reserves through development of existing oil and gas properties and future acquisitions. The Company believes its current revenue is adequate to meet existing needs. Future acquisitions will require additional capital and the Company believes it can raise such capital through either public or private financings, or a combination of both. The Company does not intend to seek bank financing to expand its operations.

The Company periodically evaluates other businesses within what it broadly describes as the energy industry. The Company does not expect that any associated costs to evaluate such business projects will impair its liquidity.

RESULTS OF OPERATIONS.

During the last quarter of 1994 the Company commenced business as an independent contract operator of oil and gas properties which generated only $21,150 in revenue. Effective September 1, 1995 the Company purchased working interests in several oil and gas properties in exchange for 750,000 shares of restricted common stock valued at $1,108,067 and $500,000 in promissory notes due September 15, 1997.

Revenues increased from $21,150 in 1994 to $173,400 in 1995 primarily as a result of the above described purchase of working interests and having its contract operator revenue for a full year. Revenues for 1994 reflect the Company's activity only as a contract oil and gas lease operator while the 1995 revenue includes both oil and gas sales ($69,111) as well as contract operator revenue ($104,355).

The Company believes that except for "general and administrative", the expenses for 1994 as compared to 1995 reflect only the timing differences of the Company commencing its revenue producing activities. The Company believes its oil and gas property operating expenses as compared to oil and gas revenues have been higher than anticipated due to time constraints placed upon management relating to issues surrounding the Company's efforts to regain its current filing status under the securities laws and related issues, rather than the anticipated economics of the respective oil and gas properties. General and administrative expenses for 1995 reflect the following significant costs not incurred in 1994, nor are they anticipated to occur in 1996: consulting fee $100,000; professional fees $202,000; and salary $130,000.

ITEM 7. FINANCIAL STATEMENTS.

       Financial Statements for 1994 and 1995 with the accountant's reports are attached hereto following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)
(i) On March 10, 1997 the Company, dismissed Hollander, Gilbert & Co. as its auditors and engaged Davis, Kinard & Co.,P.C. as its auditors to audit its 1995 and 1996 financial statements.

(ii) Hollander, Gilbert & Co.'s report on the 1994 financial statements of the Company did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors.

(iv) There were no disagreements with Hollander, Gilbert & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during 1994 and through the date of dismissal, which if it had not been resolved to the satisfaction of Hollander, Gilbert & Co. would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

(v) During 1994 and through the date of dismissal (each of the following A-D, a "reportable event"):

       (A) Hollander, Gilbert & Co. has not advised the Company that the internal controls necessary for the Company to develop reliable financial statements do not exist;

       (B) Hollander, Gilbert & Co. has not advised the Company that information has come to Hollander, Gilbert & Co.'s attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

       (C) Hollander, Gilbert & Co. has not advised the Company of the need to expand significantly the scope of its audit, or that information has come to Hollander, Gilbert & Co.'s attention that if further investigated may: (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, or

       (D) Hollander, Gilbert & Co. has not advised the Company that information has come to Hollander, Gilbert & Co.'s attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to Hollander, Gilbert & Co.'s satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

(b) Attached hereto as Exhibit 16 is a letter from Hollander, Gilbert & Co. addressed to the Securities and Exchange Commission stating that it agrees with the above statements of the Company.

(c) Davis, Kinard & Co., P.C. was engaged effective January 14, 1997 to audit the Company's 1995 and 1996 financial statements. During 1995 and 1996 and the subsequent interim period prior to engaging Davis, Kinard & Co., P.C., neither the Company(nor someone on its behalf) consulted Davis, Kinard & Co., P.C. regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Davis, Kinard & Co.,P.C. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(iv) above and the instructions to Item 304 of Regulation S-K under the federal securities laws) or a reportable event (as defined in paragraph (a)(v)above).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS.

CECIL E. JUSTICE (40), President and Chairman of the Board of Directors of the Company since April 1995, has been employed in the oil and gas industry since 1979. Mr. Justice worked for Pinto Petroleum, Inc. A Dallas, Texas based production and operating company with properties in Texas and Oklahoma from 1979 thru 1982. In 1983, Mr. Justice was founder and President of Cherokee Oil, Inc. Cherokee's properties and operations were in North Central Texas. In 1987 Cherokee was sold to Genex Resources, Inc., a public company trading on the Vancouver, BC exchange. From 1987 until present Mr. Justice put together joint ventures in many oil and gas prospects and has started and owned several companies including but not limited to furniture, construction, video rental chains and a vending corporation. After high school, Mr. Justice joined the United States Army where he spent 1975 thru 1977. Mr. Justice attended The University of Texas at Arlington where he completed several oil and gas, logging and compressor and business courses.

WILLIAM D. JOSSERAND JR. (31), Vice President of Field Operations, Secretary and Director of the Company, joined the Company in November 1995 as Vice President of Field Operations and was elected a Director of the Company and employed as Secretary in February 1997. Mr. Josserand has been employed in the oil and gas industry since 1994. From 1994 until 1996 Mr. Josserand managed contract field services, field operations, and production. In 1996, Mr. Josserand formed Trace Management, Inc., a Texas oil and gas production and operating company, where he acted as Chairman and President. Trace Management, Inc. primarily involved with field production management and operations in the Fort Worth Basin area for both public and private oil and gas companies. Mr. Josserand received a Bachelor of Business Administration in

Finance from the University of North Texas in 1988.

MICHAEL D. HERRINGTON (33), Chief Financial Officer, Treasurer and Director of the Company, was elected a Director in February, 1997, was employed as Chief Financial Officer in February, 1997. Mr. Herrington has been engaged in public and private accounting since 1992. Prior to 1992 Mr. Herrington was employed in various oil and gas related fields, as well as the manufacturing industry. Mr. Herrington graduated from Tarleton State University with a Bachelor's degree in Business Administration in Accounting in 1992.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The Company does not have a class of securities registered under Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

       For 1995 Cecil E. Justice was the chief executive officer and sole director of the Company. The Company did not have any other paid officers during 1995. The Company did make payments to Mr. Josserand in 1995, see Item
12. Certain Relationships and Related Transactions. The Company commenced operations in 1994.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                       ANNUAL COMPENSATION(1)       COMPENSATION AWARDS(2)
                                      ----------------------------------------------------        ALL OTHER
 NAME AND PRINCIPAL POSITION                                      SECURITIES UNDERLYING         COMPENSATION
                                      FISCAL YEAR    SALARY ($)        OPTION/SARS (#)               ($)
 -----------------------------------------------------------------------------------------------------------
 Cecil E. Justice                        1995          131,718               -0-                     -0-
 President, Director                     1994            -0-                 -0-                     -0-


       (1) The column for "Bonus and Other Annual Compensation" provided in the SEC's standard summary compensation table is omitted because no such benefits or other compensation were provided.

       (2) The Company did not award restricted stock or stock appreciation rights ("SARs") during fiscal years 1994 and 1995, nor did it make any payouts pursuant to long-term incentive plans during such period. Accordingly, the columns for such items provided in the SEC's standard summary compensation table have been omitted.


       The Company has no existing or proposed plan for the provision of annuity, pension or retirement benefits to its officers and directors.

       The Company has no existing or proposed plan involving any incentive compensation for officers and directors or for stock purchase, profit sharing or thrift plans for any officer or director.

       The Company has no existing or proposed plan or arrangement for any officer or director to receive remuneration resulting from his resignation, retirement or other termination or from a change in control of the Company or a change in the individual's responsibilities after such a change in control. Further, the Company has not engaged in any transactions with third parties where the primary purpose of such transaction was to furnish remuneration to any officer or director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 1,1997, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own beneficially more than 5% of its outstanding Common Stock, (b) each director of the Company, and (c) all directors and officers as a group. Each person listed below is a director. Each person listed below has sole voting and dispositive power over the shares indicated.

                                          AMOUNT & NATURE PERCENT OF
NAME AND ADDRESS                           OF BENEFICIAL  OUTSTANDING
OF BENEFICIAL OWNER                          OWNERSHIP      SHARES
-------------------                          ---------      ------
Cecil E. Justice.(1)(2) . . . . . . . . . .  5,000,000       59.3
  200 Palo Pinto, Suite 108
  Weatherford, Texas 76086

William D. Josserand Jr  (2). . . . . . . .        -0-        -0-
  200 Palo Pinto, Suite 108
  Weatherford, Texas 76086

Michael D. Herrington (2) . . . . . . . . .        -0-       -0-
  200 Palo Pinto, Suite 108
  Weatherford, Texas 76086

All officers and directors as a group . . .  5,000,000       59.3
  (3 persons)

---------
(1)    Owns directly.
(2)    Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On April 10, 1995 the Company entered into an agreement with Cumberland Petroleum, Inc., a Texas corporation (Cumberland) pursuant to which, on May 2, 1995 the Company acquired from Cecil E. Justice, 100% of the capital stock of Cumberland in exchange for 5,000,000 shares of Company common stock. In connection with this transaction Mr. Justice was elected the president of the Company and its sole director. Previous officers and directors resigned at the time of the transaction. Also at the time of this transaction the Company paid $100,000 and issued 200,000 shares to Capital General Corporation, the former controlling shareholder of the Company. As a result of this transaction the Company assumed an approximate $106,000 account receivable from Mr. Justice that Cumberland had incurred as a result of advances to Mr. Justice. In 1995 this account receivable was reduced to $66,580 as a result of crediting Mr. Justice for a portion of his salary.

       During 1995 and 1996 the Company paid William D. Josserand $74,525 and $60,369, respectively as compensation and reimbursed expenses for services he provided as an independent contractor handling field services. Certain of the payments in 1996 were to Trace Management Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2.1    agreement dated as of April 10, 1995 between Cumberland Petroleum, Inc.
       And Quiescent Corporation, previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 19, 1995, and incorporated herein by reference.

2.2    Articles of Merger of Cumberland Companies, Inc. and Quiescent
       Corporation, a Utah corporation.

3.1 Articles of Incorporation of the Company and amendments filed with the Secretary of State of Nevada.

3.2    Bylaws of the Company

10.1   Oil and Gas Property Purchase Agreement between the Company and Ford and
       Myrt Fullingim Trust dated September 18, 1995.

10.2 General Promissory Note by the Company to Ford and Myrt Fullingim Trust dated September 15, 1995 in the original principal amount of $89,643.

10.3   Oil and Gas Property Purchase Agreement between the Company and O.O.
       Thompson and Bea Thompson dated September 18, 1995.

10.4 General Promissory Note by the Company to O.O. Thompson and Bea Thompson dated September 15, 1995 in the original principal amount of $ 104,198.

10.5   Oil and Gas Property Purchase Agreement between the Company and Randy J.
       Mason dated September 18, 1995.

10.6   General Promissory Note by the Company to Randy J. Mason dated September
       15, 1995 in the original principal amount of $ 210,001.

10.7   Oil and Gas Property Purchase Agreement between the Company and J. L.
       Keas dated September 18, 1995.

10.8   General Promissory Note by the Company to J.L. Keas dated September 15,
       1995 in the original principal amount of $ 17,143.

10.9 Oil and Gas Property Purchase Agreement between the Company and Charles and Romana Hibbs dated September 18, 1995.

10.10  General Promissory Note by the Company to Charles and Romana Hibbs dated
       September 15, 1995 in the original principal amount of $ 55,357.

10.11  Oil and Gas Property Purchase Agreement between the Company and J. L.
       Thompson dated September 18, 1995.

10.12  General Promissory Note by the Company to J.L. Thompson dated September
       15, 1995 in the original principal amount of $ 22,857.

16     Letter dated March [10], 1997 from Hollander, Gilbert & Co., Certified
       Public Accountants

21     List of Subsidiaries

27     Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LONE STAR INTERNATIONAL ENERGY, INC.

                            By: /s/ Cecil E. Justice
                                President

March 11, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil E. Justice               President, Director          March 11, 1997
                                   (Principal executive
                                   officer)

/s/ Michael D. Herrington          Chief Financial Officer,
                                   Treasurer, Director          March 11, 1997
                                   (Principal accounting
                                   officer)

/s/ William D. Josserand Jr.       Vice President of Field
                                   Operations, Secretary
                                   and Director                 March 11,1997

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder
Cumberland Petroleum, Inc.

     We have audited the accompanying statement of operations, stockholder's deficiency and cash flows of Cumberland Petroleum, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of operations, stockholder's deficiency and cash flows are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of operations, stockholder's deficiency and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the statement of operations, stockholder's deficiency and cash flows. We believe that our audit of the statement of operations, stockholder's deficiency and cash flows provides a reasonable basis for our opinion.

     In our opinion, the statement of operations, stockholder's deficiency and cash flows referred to above present fairly, in all material respects, the results of operations, stockholder's deficiency and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                              /s/ HOLLANDER, GILBERT & CO.
                                            ------------------------------------
                                                  Hollander, Gilbert & Co.

Los Angeles, California
August 26, 1996

                    [DAVIS, KINARD & CO., P.C. LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Cumberland Companies, Inc.
Weatherford, Texas:

We have audited the accompanying consolidated balance sheet of Cumberland Companies, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The consolidated financial statements for the year ended December 31, 1994, have been restated to reflect the pooling of interests of Cumberland Petroleum, Inc. with Cumberland Companies, Inc. (formerly Quiescent Corporation) as described in Note 2 to the consolidated financial statements. We did not audit the 1994 financial statements of Cumberland Companies, Inc. or Cumberland Petroleum, Inc., which statements reflect total revenues of $21,150 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Cumberland Companies, Inc. and Cumberland Petroleum, Inc. for the year ended December 31, 1994, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Companies, Inc. and subsidiary as of December 31, 1995, and the results of its operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2, the financial statements are presented on a consolidated basis due to Cumberland Companies, Inc. (formerly Quiescent Corporation) acquiring all of the common stock Cumberland Petroleum, Inc. in a stock for stock exchange.



                                                   /s/ DAVIS, KINARD & CO., P.C.
                                                       DAVIS, KINARD & CO., P.C.


Abilene, Texas,
February 10, 1997.

                  CUMBERLAND COMPANIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1995


                                                                        1995
                                                                    -----------
                                     ASSETS
CURRENT ASSETS:
  Accounts receivable - oil and gas revenues                        $    42,809
  Accounts receivable - JIB, net of allowance of $20,500                 21,264
  Accounts receivable - related party                                   264,023
                                                                    -----------

    Total current assets                                                328,096
                                                                    -----------

Properties and equipment, at cost                                     1,631,706
Less - accumulated depreciation, depletion and amortization             (26,624)
                                                                    -----------

    Property and equipment, net                                       1,605,082
                                                                    -----------

Other assets                                                                225
                                                                    -----------


TOTAL ASSETS                                                        $ 1,933,403
                                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft                                                    $     2,660
  Accounts payable                                                       80,081
  Production payable                                                    126,031
  Accrued interest payable                                               10,948
  Accrued payroll taxes payable                                          15,748
  Notes payable                                                         467,963
  Accounts payable - interest owners                                     39,750
                                                                    -----------

    Total current liabilities                                           743,181
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Common stock - par value $.001, 100,000,000 shares
    authorized, 7,796,000 shares issued and outstanding                   7,796
  Common shares to be issued                                            271,475
  Additional paid in capital                                          1,497,571
  Retained deficit                                                     (586,620)
                                                                    -----------

    Total stockholders' equity                                        1,190,222
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,933,403
                                                                    ===========

The accompanying notes are an integral
part of the consolidated financial statements.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                          1995           1994
                                                      -----------    -----------
REVENUES:
       Oil and gas production                         $    69,111    $
       Operating income                                   104,355         21,150
                                                      -----------    -----------

            Total revenues                                173,466         21,150
                                                      -----------    -----------

EXPENSES:
       Production expenses                                111,465
       Supervision expenses                                35,915          5,693
       Depreciation, depletion and amortization            22,415          2,806
       General and administrative expenses                567,635          6,437
                                                      -----------    -----------

            Total expenses                                737,430         14,936
                                                      -----------    -----------

Operating income (loss)                                  (563,964)         6,214

OTHER INCOME (EXPENSE)
       Other income                                           237            485
       Interest expense                                   (16,817)
                                                      -----------    -----------

            Other income (expense), net                   (16,580)           485
                                                      -----------    -----------

Net income (loss) before income taxes                    (580,544)         6,699

Provision (benefit) for income taxes
                                                      -----------    -----------

Net income (loss)                                     $  (580,544)   $     6,699
                                                      ===========    ===========



Net income (loss) per common share                    $   (0.0865)   $    0.0011
                                                      ===========    ===========


Weighted average shares outstanding                     6,714,452      6,000,000
                                                      ===========    ===========


The accompanying notes are an integral
part of the consolidated financial statements.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                 Common Stock
                                          --------------------------     Stock to  Additional Stock   Retained
                                            Shares        Par value     be Issued   Paid in Capital   (deficit)
                                          -----------    -----------   -----------  --------------- -----------
Balance December 31, 1993,
  as previously reported                    1,000,000    $     1,000   $              $             $    (1,000)

Effects of pooling of interest              5,000,000          5,000                                    (11,775)
                                          -----------    -----------   -----------    -----------   -----------

Balance December 31, 1993, as restated      6,000,000          6,000                                    (12,775)

Net income                                                                                                6,699
                                          -----------    -----------   -----------    -----------   -----------

Balance December 31, 1994                   6,000,000          6,000                                     (6,076)

Issuance of Cumberland Petroleum, Inc.
  stock which was exchanged for
  restricted common stock                     369,000            369        37,500        184,131

Issuance of restricted common stock in
  exchange for oil and gas properties         750,000            750                    1,107,317

Issuance of restricted common stock,
  net of commissions                          477,000            477                      206,323

Issuance of restricted common stock for
  consulting services                         200,000            200                         (200)

Cash received for restricted common
  stock to be issued                                                       233,975

Net loss                                                                                               (580,544)
                                          -----------    -----------   -----------    -----------   -----------

Balance December 31, 1995                   7,796,000    $     7,796   $   271,475    $ 1,497,571   $  (586,620)
                                          ===========    ===========   ===========    ===========   ===========


The accompanying notes are an integral
part of the consolidated financial statements.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                                          1995           1994
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  (580,544)   $     6,699
  Adjustments to reconcile net income (loss) to net cash provided by by operating activities:
    Depreciation, depletion and amortization                                22,415          2,806
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                             6,842        (70,415)
      Increase (decrease) in unapplied advances                             (2,672)       (22,328)
      Increase (decrease) in accounts payable and accrued expenses          53,080         53,697
      Increase (decrease) in revenues payable                               92,021         34,010
                                                                       -----------    -----------

Net cash flows provided (used) by operating activities                    (408,858)         4,469
                                                                       -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in other assets                                          775         (1,000)
  Acquisition of property and equipment                                     (4,002)
  Increase in notes receivable                                                             (5,733)
  Increase in due from related parties                                    (123,756)      (114,635)
                                                                       -----------    -----------

Net cash flows (used) by investing activities                             (126,983)      (121,368)
                                                                       -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings from interest owners                                            39,750
  Increase in cash overdraft                                                 2,660
  Proceeds from the sale of stock                                          662,775
  Payment of notes payable                                                (136,142)
  Proceeds from notes payable                                                              74,531
                                                                       -----------    -----------

Net cash flows provided by financing activities                            529,293        114,281
                                                                       -----------    -----------


Net (decrease) in cash                                                      (6,548)        (2,618)

Cash - beginning of year                                                     6,548          9,166
                                                                       -----------    -----------

Cash - end of year                                                     $              $     6,548
                                                                       ===========    ===========




Non-cash financing and investing activities:
Acquisition of oil & gas properties for stock and notes payable
  Properties                                                           $ 1,608,067    $
  Notes payable                                                           (500,000)
  Common stock                                                          (1,108,067)

Supplemental disclosures:
  Interest paid                                                              1,070


The accompanying notes are an integral
part of the consolidated financial statements.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Cumberland Companies, Inc., a Nevada corporation (the Company), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. On December 31, 1993, the Company was reincorporated in the State of Nevada. The Company was in the development state from incorporation until completion of the reverse acquisition described in Note 2 on May 2, 1995. The Company is engaged in the operation of oil and gas properties, as well as the acquisition and development of oil and gas properties. Operations have been located entirely in Texas.

            Basis of Presentation

            The consolidated financial statements include the accounts of Cumberland Companies, Inc. and its wholly owned subsidiary Cumberland Petroleum, Inc. Significant intercompany accounts and transactions have been eliminated in the consolidation.

            Oil and Gas Properties

            The Company uses the full-cost method of accounting for oil and gas properties. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized within one cost center. For each cost center, the capitalized costs are subject to a limitation so as not to exceed the present value of future net revenues from estimated production of proved oil and gas reserves net of income tax effect plus the lower of cost or estimated fair value of unproved properties included in the cost center. Capitalized costs within a cost center, together with estimates of costs for future development, dismantlement and abandonment, are amortized on a unit-of-production method using the proved oil and gas reserves. Gain or loss is recognized only on the sale of oil and gas properties involving significant reserves. Proceeds from the sale of insignificant reserves and undeveloped properties are applied to reduce the costs in the cost center.

            Income Taxes

            The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Cumberland Petroleum, Inc. was taxed as an S corporation prior to being acquired by the Company.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences may be material to the financial statements.

            Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the reserve valuation of the oil and gas properties. It is reasonably possible that oil and gas prices will change, that the costs of future development could increase and that the quantities produced will change. These changes could change management's decisions regarding future development and production of the reserves.

            Equipment

            Depreciation of other equipment is provided using accelerated methods over the estimated useful life of the equipment.

            Income (Loss) Per Share

            Net income (loss) per share is based on 6,714,452 weighted average shares in 1995 and 6,000,000 shares in 1994. The shares issued in the acquisition are reflected as being outstanding for all of 1994 and 1995 since the acquisition was treated as a pooling of interests. In addition, cash received for stock which had not been issued at December 31, 1995 was treated as if the shares had been issued. Earnings per share for 1994 have been restated to include the net income of Cumberland Petroleum, Inc.


NOTE 2:     REVERSE MERGER ACQUISITION

            The Company entered into an Agreement dated as of April 10, 1995, with Cumberland Petroleum, Inc., a Texas corporation (Cumberland), pursuant to which, on May 2, 1995 the Company acquired from C.E. Justice, 100% of the capital stock of Cumberland in exchange for the issuance of 5,000,000 shares of the Company's common stock.
            The Company changed its name to Cumberland Holdings, Inc. on May 3, 1995, and to Cumberland Companies, Inc. on August 17, 1995.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2:     REVERSE MERGER ACQUISITION - (continued)

            For accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). This has been recorded as a pooling of interests. The financial statements presented have been restated to include the Company and Cumberland. The historical financial statements prior to May 2, 1995 are those of Cumberland. The historical stockholder's equity accounts of Cumberland at December 31, 1993 have been retroactively restated to reflect the equivalent number of shares of common stock received in this transaction after giving effect to the difference in par value.

            In conjunction with the reverse acquisition, Cumberland agreed to issue 200,000 shares of common stock to the former controlling shareholder and paid consulting fees of $100,000 to the former controlling shareholder. The shares issued were not assigned any value.

            Combined and separate results of the Company and Cumberland during the periods preceding the merger were as follows:

                                                 Company     CPI       Combined
                                                --------   --------    --------
            Four Months Ended
            April 30, 1995 (Unaudited)
            Revenue                             $   --     $ 46,550    $ 46,550
            Net loss                                --      (20,526)    (20,526)


NOTE 3:     NOTES PAYABLE

            Notes payable include the following at December 31, 1995:

                                                                                   1995
                                                                                 --------
            Unsecured notes payable to two stockholders, due
            December 31, 1995, with interest at 8.5%                             $ 75,593

            Notes payable to five stockholders, secured by oil and gas properties, interest at 7% due monthly beginning November 15, 1995 with the principal due September 15, 1996.  At the option of
            the stockholders, the maturity date can be extended                   363,857

            Unsecured loans, non-interest bearing, payable on demand               28,513
                                                                                 --------
            Total                                                                $467,963
                                                                                 ========

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:     INCOME TAXES

            Income before taxes and provisions for income tax expense (benefit) from operations at December 31, 1995 and 1994 are as follows:

                                                          1995           1994
                                                        --------       --------
            Current federal income taxes                $              $
            Deferred federal income taxes
            Current state income taxes
                                                        --------       --------

            Total                                       $              $
                                                        ========       ========

            The actual income tax expense attributable to operations for the years ended December 31, 1995 and 1994 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                                          1995           1994
                                                        --------       --------
            Computed expected tax expense               $              $  2,278
            Effect of S Corporation                                      (2,278)
                                                        --------       --------

            Provision (benefit) for income tax          $              $
                                                        ========       ========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                                          1995           1994
                                                        --------       --------
            Deferred tax assets:
            Net operating loss                          $ 135,000      $
            Accounts receivable allowance                   5,125
            Less valuation allowance                     (140,125)
                                                        ---------      --------

            Net deferred tax assets                     $              $
                                                        ========       ========

            Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, Statement of Financial Accounting Standards No. 109 (SFAS 109) requires the recognition of future tax benefits, such as net operating loss carryforwards (NOLs), to the extent that realization of such benefits are more likely than not.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4:     INCOME TAXES - (continued)

            The Company had NOLs of approximately $540,000 at December 31, 1995. These NOLs expire in 2012. A deferred tax asset was recorded assuming that the benefits will be utilized at an average rate of 25%. The full amount of the deferred tax asset was offset by a valuation allowance due to the lack of operating history for the Company and the need to raise additional funds to develop the current oil and gas properties.


NOTE 5:     RELATED PARTY TRANSACTIONS

            During 1995 certain individuals and their companies became related parties due to them acquiring stock in various transactions. These individuals previously were investors in oil and gas properties operated by the Company or contracted to provide services to the Company. Many of the receivable or payable balances existed at the beginning of the year.

            At December 31, 1995, there were accounts receivable from officers and stockholders for amounts advanced to them and for amounts due on joint interest billings amounting to $264,023. In addition, there were amounts due to officers and stockholders primarily for undistributed oil and gas production. Substantially all of the liability can be offset against the joint interest billing receivable noted above. As discussed in Note 3, there are notes payable with stockholders totaling $439,450 and accrued interest payable of $10,948.

            As discussed in Note 2, the Company paid consulting fees of $100,000 and issued 200,000 shares of common stock to Capital General Corporation, the former controlling shareholder.


NOTE 6:     PROPERTIES AND EQUIPMENT

            At December 31, 1995, properties and equipment consisted of the following:

                                                                       1995
                                                                   -----------
            Oil and gas properties                                 $ 1,608,067
            Office equipment                                             3,294
            Equipment                                                   20,345
                                                                   -----------
                                                                     1,631,706

            Accumulated depreciation, depletion and amortization       (26,624)
                                                                   -----------
            Net properties and equipment                           $ 1,605,082
                                                                   ===========

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company has a number of financial instruments, none of which are held for trading purposes. The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments:

            Accounts receivable, cash overdraft and accounts and revenue payable - It is assumed that the amounts will be settled within the next operating cycle for the recorded amounts. Consequently, the recorded amounts approximate fair value.

            Accounts receivable related party - Since the amounts are not due from third parties, the payment terms are subject to change. It is not practicable to estimate fair value.

            Notes payable - Notes payable are primarily due to stockholders. Since the amounts are not payable to an independent third party, it is not practicable to determine the fair value of the notes payable.


NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES

            Capitalized Costs

            Capitalized cost associated with oil and gas producing activities are as follows at December 31, 1995:

                                                                       1995
                                                                   -----------
            Proved properties                                      $ 1,608,067

            Accumulated depreciation, depletion and amortization       (19,238)
                                                                   -----------

            Net capitalized costs                                  $ 1,588,829
                                                                   ===========

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES - (continued)

            Costs Incurred

            Information relating to the Company's costs incurred in its oil and gas operations is summarized as follows for the years ended December 31, 1995 and 1994:

                                                   1995         1994
                                                ----------   ----------
            Property acquisition                $1,608,067   $

            Acquisition of Oil and Gas Properties

            In September 1995 the Company purchased working interests in several oil and gas properties in exchange for 750,000 shares of restricted common stock valued at $1,108,067 and $500,000 in notes payable. A portion of the interests acquired were, in effect, acquired from the controlling shareholder. The values utilized to record this transaction were based on a reserve evaluation performed by an independent petroleum engineer for interests acquired from third parties and the cost of the properties for the interests acquired, in effect, from the controlling shareholder.

            All of the Company's oil and gas properties were acquired in September 1995. There were no sales of oil and gas properties in 1995 and no allowance for impairment was deemed necessary. Several of the properties acquired were plugged during 1996; however, no loss will be recognized for these retirements.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES - (continued)

            Results of Operations

            Results of operations for oil and gas producing activities are as follows for the years ended December 31, 1995 and 1994:

                                                                     1995          1994
                                                                  ----------    ----------
            Revenues                                              $   69,111    $
            Production costs                                        (111,465)
            Depreciation and depletion                               (19,238)
                                                                  ----------    ----------

                                                                     (61,592)
            Net income tax
                                                                  ----------    ----------

            Results of operations (excluding corporate overhead
            and interest costs)                                   $  (61,592)   $
                                                                  ==========    ==========

            Unaudited Oil and Gas Reserve Quantities

            The following unaudited reserve estimates presented as of December 31, 1995 (first year with production) were prepared by Harper & Associates, Inc., an independent petroleum engineer, as of September 1, 1995 and adjusted for production between then and year
            end.   There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

            Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

            Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8:  OIL AND GAS PRODUCING ACTIVITIES - (continued)

         Unaudited net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the state of Texas) are as follows:

         Changes in Proved Reserves                   (Bbls)         (MCF)
         --------------------------                   --------     ---------
         Estimated quantity, December 31, 1994
         Purchase of reserves                         110,954      3,828,827
         Production                                      (879)       (32,477)
                                                      -------      ---------
         Estimated quantity, December 31, 1995        110,075      3,796,350
                                                      =======      =========

         Unaudited Standardized Measure

         The following table presents a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year end prices of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at an arbitrary 10% is a method to measure the impact of the time value of money.

                                                               1995       1994
                                                               ----       ----
                                                                (In thousands)
         Future cash inflows                                   $ 7,900    $
         Future production costs                                (2,797)
         Future development costs                               (1,222)
         Future income tax expense                              (1,319)
                                                               -------    ------

         Future net cash flows                                   2,562

         10% annual discount for estimated timing of
            cash flows                                            (875)
                                                               -------    ------

         Standardized measure of discounted future net
            cash flows                                          $1,687
                                                               =======    ======

                   CUMBERLAND COMPANIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8: OIL AND GAS PRODUCING ACTIVITIES - (continued)

        The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1995 and 1994:

                                                                1995     1994
                                                                ----     ----
                                                               (In Thousands)
        Standardized measure of discounted future
             net cash flows, beginning of year                 $         $

        Purchase of reserves in place                           2,585

        Sales and transfers of oil and gas produced,
             net of production costs                              (20)

        Net change in income taxes                               (869)

        Other                                                      (9)
                                                               ------    ------
        Standardized measure of discounted future
             net cash flows, end of year                       $1,687    $
                                                               ======    ======


NOTE 9: SUBSEQUENT EVENTS

        On January 30, 1997, the Company entered into a letter of intent with Energy Reclaim Refrigeration, Inc. (Energy) to acquire all of the outstanding stock of Energy in exchange for 3,333,333 shares of the Company's restricted common stock. The only assets of Energy currently are various patents. The Company also agreed to enter into an employment agreement with Calvin Cline, the sole shareholder of Energy. The Company is to provide manufacturing facilities, working capital and marketing services.

                               INDEX TO EXHIBITS

Exhibit No.   Description
2.1           Agreement dated as of April 10, 1995 between Cumberland
              Petroleum, inc. And Quiescent Corporation, previously filed as
              Exhibit 2.1 to the Company's Current Report on Form 8-K dated May
              19, 1995, and incorporated herein by reference.

2.2           Articles of Merger of Cumberland Companies, Inc. and Quiescent
              Corporation, a Utah corporation.

3.1 Articles of Incorporation of the Company and amendments filed with the Secretary of State of Nevada.

3.2           Bylaws of the Company

10.1          Oil and Gas Property Purchase Agreement between the Company and
              Ford and Myrt Fullingim Trust dated September 18, 1995.

10.2          General Promissory Note by the Company to Ford and Myrt Fullingim
              Trust dated September 15, 1995 in the original principal amount of $89,643.

10.3          Oil and Gas Property Purchase Agreement between the Company and
              O.O. Thompson and Bea Thompson dated September 18, 1995.

10.4          General Promissory Note by the Company to O.O. Thompson and Bea
              Thompson dated September 15, 1995 in the original principal amount of $ 104,198.

10.5          Oil and Gas Property Purchase Agreement between the Company and
              Randy J. Mason dated September 18, 1995.

10.6          General Promissory Note by the Company to Randy J. Mason dated
              September 15, 1995 in the original principal amount of $ 210,001.

10.7          Oil and Gas Property Purchase Agreement between the Company and
              J. L. Keas dated September 18, 1995.

10.8          General Promissory Note by the Company to J.L. Keas dated
              September 15, 1995 in the original principal amount of $ 17,143.

10.9          Oil and Gas Property Purchase Agreement between the Company and
              Charles and Romana Hibbs dated September 18, 1995.

10.10         General Promissory Note by the Company to Charles and Romana
              Hibbs dated September 15, 1995 in the original principal amount of $ 55,357.

10.11         Oil and Gas Property Purchase Agreement between the Company and
              J. L. Thompson dated September 18, 1995.

10.12         General Promissory Note by the Company to J.L. Thompson dated
              September 15, 1995 in the original principal amount of $ 22,857.

16            Letter dated March [10], 1997 from Hollander, Gilbert & Co.,
              Certified Public Accountants

21            List of Subsidiaries

27            Financial Data Schedule