Form 10QSB
period 1996-03-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-03-12
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

                                 (817) 598-0542
                           Issuer's telephone number



Check whether the issuer (1) filed all the reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[ ]  Yes   [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, Par Value $.001; 8,431,950 Shares as of January 24, 1997

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                March 31,     December 31,
                                                                   1996           1995
                                                               -----------    -----------
                                                               (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
    Accounts receivable - oil and gas revenues                 $              $    42,809
    Accounts receivable - JIB, net of allowance of $20,500          27,268         21,264
    Accounts receivable - related party                            296,499        264,023
                                                               -----------    -----------

         Total current assets                                      323,767        328,096
                                                               -----------    -----------

Properties and equipment, at cost                                1,632,094      1,631,706
Less - accumulated depreciation, depletion and amortization         53,038         26,624
                                                               -----------    -----------

         Property and equipment, net                             1,579,056      1,605,082
                                                               -----------    -----------

Other assets                                                           225            225
                                                               -----------    -----------

TOTAL ASSETS                                                   $ 1,903,048    $ 1,933,403
                                                               ===========    ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash overdraft                                             $    18,802    $     2,660
    Accounts payable                                               132,661         80,081
    Production payable                                             101,991        165,781
    Accrued interest payable                                        22,115         15,748
    Accrued payroll taxes payable                                                  10,948
    Notes payable                                                  467,963        467,963
                                                               -----------    -----------

         Total current liabilities                                 743,532        743,181
                                                               -----------    -----------
STOCKHOLDERS' EQUITY
    Common stock - par value $.001, 100,000,000 shares
         authorized, 8,706,000 shares issued and outstanding         8,706          7,796
    Common shares to be issued                                                    271,475
    Additional paid in capital                                   1,813,636      1,497,571
    Retained deficit                                              (662,826)      (586,620)
                                                               -----------    -----------

         Total stockholders' equity                              1,159,516      1,190,222
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,903,048    $ 1,933,403
                                                               ===========    ===========

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended
                                                         March 31,
REVENUES                                           1996           1995
                                                -----------    -----------
     Oil and gas production                     $    63,120
     Operating income                                 1,950    $    33,300
      Other income                                       36
                                                -----------    -----------
          Total revenues                             65,106         33,300
                                                -----------    -----------
EXPENSES
     Production expenses                             66,400
     Depreciation, depletion and amortization        26,414            786
     General and administrative expenses             48,498         38,873
                                                -----------    -----------
     Total expenses                                 141,312         39,659
                                                -----------    -----------
Net income (loss)                               $   (76,206)   $    (6,359)
                                                ===========    ===========

Net income (loss) per common share              $    (0.008)   $    (0.001)
                                                ===========    ===========

Weighted average shares outstanding               8,706,000      6,000,000
                                                ===========    ===========

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                                                1996         1995
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $ (76,206)   $  (6,359)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Depreciation, depletion and amortization           26,414      252,852
             Changes in operating assets and liabilities:
                 (Increase) decrease -
                     Accounts receivable                        24,328      (75,846)
                 Increase (decrease) in -
                     Accounts payable and accrued expenses       8,250      102,207
                     Revenues payable                          (24,040)      63,298
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (41,254)      84,086
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in due from related parties            (20,000)
    Purchase of property and equipment                            (388)
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (20,388)           0
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) on loans and notes payable                          (72,047)
    Sale of common stock                                        45,500
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             45,500      (72,047)
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                                (16,142)      12,039

CASH, Beginning of period                                       (2,660)       6,548
                                                             ---------    ---------

CASH, End of period                                          $ (18,802)   $  18,587
                                                             =========    =========

                      LONE STAR INTERNATIONAL ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


1. ORGANIZATION AND BASIS OF PRESENTATION

Organization - Lone Star International Energy, Inc., a Nevada Corporation (the "Company"), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. The Company has reincorporated in the state of Nevada. The Company was in the development state from incorporation until the completion of the reverse acquisition described below on May 2, 1995.

Reverse Acquisition - The Company entered into an Agreement dated as of April 10, 1995, with Cumberland Petroleum, Inc., a Texas corporation ("Cumberland"), pursuant to which, on May 2, 1995 the Company acquired from C.E. Justice, 100% of the capital stock of Cumberland in the exchange for the issuance of 5,000,000 shares of the Company's common stock. Until 1997 Cumberland operated oil and gas properties. The Company changed its name to Cumberland Holdings, Inc. on May 3, 1995, and to Cumberland Companies, Inc. On August 17, 1995, and to Lone Star International Energy, Inc. on January 30, 1997.

For accounting purposes, the transaction has been treated as a recapitalization of the Cumberland with Cumberland as the acquirer (reverse acquisition). The historical financial statements prior to May 2, 1995 are those of Cumberland. The historical stockholders' equity accounts of Cumberland at December 31, 1994 have been retroactively restated to reflect the equivalent number of shares of common stock received in this transaction after giving effect to the difference in par value.

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1996, the results of operations and changes in cash flows for the three months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1996.

3. SALE OF COMMON STOCK

During the three months ended March 31, 1996, the Company sold 91,000 Units at a price of $.50 per Unit for total cash considerations of $45,500. Each unit consisted of one share of restricted common stock and one warrant to purchase common stock at a price of $.75 per share. The warrants expired without being exercised.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW:

Effective May 2, 1995, the Company acquired Cumberland. Cumberland operates oil and gas properties, for accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). The historical financial statements prior to May 2, 1995 are those of Cumberland.

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

RESULTS OF OPERATIONS:

Three months ended March 31, 1996 and 1995 -

During the last quarter of 1994 the Company commenced business as an independent contract operator of oil and gas properties. Effective September 1, 1995 the Company purchased working interests in several oil and gas properties in exchange for 750,000 shares of restricted common stock valued at $1,108,067 and $500,000 in promissory notes due September 15, 1997.

Revenues increased from $33,300 for the three months ended March 31, 1995 to $65,106 for the three months ended March 31, 1996 primarily as a result of the above described purchase of working interests. Revenues for the three months ended March 31, 1995 reflect the Company's activity only as a contract oil and gas lease operator while the three month period ended March 31, 1996 revenue includes both oil and gas sales ($63,120) as well as contract operator revenue ($1,950).

The Company believes that the expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1996 reflect only timing differences of the Company commencing its revenue producing activities. The Company believes that its oil and gas property operating expenses as compared to oil and gas revenues have been higher than anticipated due to time constraints placed upon management relating to issues surrounding the Company's efforts to regain its current filing status under the securities laws and related issues, rather than the anticipated economics of the respective oil and gas properties.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

27  Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
------------------------------------
(Registrant)

Date:    March 11, 1997         /s/ C. E. Justice
                                President (principal executive officer)

Date:    March 11, 1997         /s/ Michael D. Herrington
                                Chief Financial Officer, Treasurer (principal
                                accounting officer)

                              INDEX TO EXHIBITS


Exhibit No.          Description                  Sequential Page No.

27                   Financial Data Schedule