Form 10QSB
period 1996-06-30
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-03-12
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                  June 30,     December 31,
                                                                   1996            1995
                                                               ------------    ------------
                                                               (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
    Accounts receivable - oil and gas revenues                 $               $     42,809
    Accounts receivable - JIB, net of allowance of $20,500           29,933          21,264
    Accounts receivable - related party                             349,279         264,023
                                                               ------------    ------------

         Total current assets                                       379,212         328,096
                                                               ------------    ------------

Properties and equipment, at cost                                 1,637,119       1,631,706
Less - accumulated depreciation, depletion and amortization          78,669          26,624
                                                               ------------    ------------

         Property and equipment, net                              1,558,450       1,605,082
                                                               ------------    ------------

Other assets                                                            525             225
                                                               ------------    ------------

TOTAL ASSETS                                                   $  1,938,187    $  1,933,403
                                                               ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash overdraft                                             $      8,988    $      2,660
    Accounts payable                                                132,278          80,081
    Production payable                                              183,553         165,781
    Accrued interest payable                                         28,483          15,748
    Accrued payroll taxes payable                                                    10,948
    Notes payable                                                   467,963         467,963
                                                               ------------    ------------

         Total current liabilities                                  821,265         743,181
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
    Common stock - par value $.001, 100,000,000 shares
         authorized, 8,706,000 shares issued and outstanding          8,705           7,796
    Common shares to be issued                                                      271,475
    Additional paid in capital                                    1,813,636       1,497,571
    Retained deficit                                               (705,419)       (586,620)
                                                               ------------    ------------

         Total stockholders' equity                               1,116,922       1,190,222
                                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  1,938,187    $  1,933,403
                                                               ============    ============

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                      1996           1995          1996         1995
                                                                   ---------     -----------    ----------   ----------
REVENUES
  Oil and gas production                                           $  59,839     $              $  122,959   $
  Operating income                                                     1,950          33,555         3,900       66,855
  Other income                                                            16                            53
                                                                   ---------     -----------    ----------   ----------
          Total revenues                                              61,805          33,555       126,912       66,855
                                                                   ---------     -----------    ----------   ----------
EXPENSES
  Production expenses                                                 47,023                       113,423
  Depreciation, depletion and amortization                            25,631             786        52,045        1,572
  General and administrative expenses                                 31,745         143,351        80,243      182,224
  Consulting fee                                                                     100,000                    100,000
                                                                   ---------     -----------    ----------   ----------
  Total expenses                                                     104,399         244,137       245,711      283,796
                                                                   ---------     -----------    ----------   ----------
Net income (loss)                                                  $ (42,594)    $  (210,582)   $ (118,799)  $ (216,941)
                                                                   =========     ===========    ==========   ==========

Net income (loss) per common share                                 $  (0.005)    $     (0.03)   $   (0.014)  $    (0.04)
                                                                   =========     ===========    ==========   ==========

Weighted average shares outstanding                                8,706,000       6,181,500     8,706,000    6,090,750
                                                                   =========     ===========    ==========   ==========

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                1996         1995
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $(118,799)   $(216,941)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Depreciation, depletion and amortization           52,045        1,572
             Changes in operating assets and liabilities:
                 (Increase) decrease -
                     Accounts receivable                       (10,117)    (147,397)
                 Increase (decrease) in -
                     Accounts payable and accrued expenses      14,234       27,946
                     Revenues payable                           57,523      148,701
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (5,114)    (186,119)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in other assets                           (300)         225
    (Increase) decrease in due from related parties            (41,000)       1,658
    Purchase of property and equipment                          (5,414)      (2,366)
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (46,714)        (483)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) on notes and loans payable, net                       7,046
    Sale of common stock                                        45,500      222,000
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             45,500      229,046
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                                 (6,328)      42,444

CASH, Beginning of period                                       (2,660)       6,548
                                                             ---------    ---------

CASH, End of period                                          $  (8,988)   $  48,992
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

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six months then ended, and changes in cash flows for the six months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1996.

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

RESULTS OF OPERATIONS:

Three months ended June 30, 1996 and 1995 -

During the last quarter of 1994 the Company commenced business as an independent contract operator of oil and gas properties. Effective September 1, 1995 the Company purchased working interests in several oil and gas properties in exchange for 750,000 shares of restricted common stock valued at $1,108,067 and $500,000 in promissory notes due September 15, 1997.

Revenues increased from $33,555 for the three months ended June 30, 1995 to $61,805 for the three months ended June 30, 1996 primarily as a result of the above described purchase of working interests. Revenues for the three months ended June 30, 1995 reflect the Company's activity only as a contract oil and gas lease operator while the revenue for the three month period ended June 30, 1996 includes both oil and gas sales ($59,839) as well as contract operator revenue ($1,950).

The Company believes that the expenses for the three months ended June 30, 1995 as compared to the three months ended June 30, 1996 reflect only timing differences of the Company commencing its revenue producing activities. The Company believes that its oil and gas property operating expenses as compared to oil and gas revenues have been higher than anticipated due to time constraints placed upon management relating to issues surrounding the Company's efforts to regain its current filing status under the securities laws and related issues, rather than the anticipated economics of the respective oil and gas properties.

Six months ended June 30, 1996 and 1995 -

Revenues increased from $66,855 for the six months ended June 30, 1995 to $126,912 for the six months ended June 30, 1996 primarily as a result of the above described purchase of working interests. Revenues for the six months ended June 30, 1995 reflect the Company's activity only as a contract oil and gas lease operator while the revenue for the six month period ended June 30, 1996 includes both oil and gas sales ($122,959) as well as contract operator revenue ($3,900).

The Company believes that the expenses for the six months ended June 30, 1995 as compared to the six months ended June 30, 1996 reflect only timing differences of the Company commencing its revenue producing activities. The Company believes that its oil and gas property operating expenses as compared to oil and gas revenues have been higher than anticipated due to time constraints placed upon management relating to issues surrounding the Company's efforts to regain its current filing status under the securities laws and related issues, rather than the anticipated economics of the respective oil and gas properties.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

27  Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
-----------------------------------------
(Registrant)

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