Form 10QSB
period 1996-09-30
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-03-12
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                                 (817) 598-0542
                           Issuer's telephone number



Check whether the issuer (1) filed all the reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[ ] Yes   [X]No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, Par Value $.001; 8,431,950 Shares as of January 24, 1997

Traditional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS




                                                               September 30,   December 31,
                                                                   1996           1995
                                                               -----------    -----------
                                                               (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
    Accounts receivable - oil and gas revenues                 $              $    42,809
    Accounts receivable - JIB, net of allowance of $20,500          31,730         21,264
    Accounts receivable - related party                            389,090        264,023
                                                               -----------    -----------

         Total current assets                                      420,820        328,096
                                                               -----------    -----------

Properties and equipment, at cost                                1,580,837      1,631,706
Less - accumulated depreciation, depletion and amortization         99,578         26,624
                                                               -----------    -----------

         Property and equipment, net                             1,481,259      1,605,082
                                                               -----------    -----------

Other assets                                                           525            225
                                                               -----------    -----------

TOTAL ASSETS                                                   $ 1,902,604    $ 1,933,403
                                                               ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Cash overdraft                                             $    21,528    $     2,660
    Accounts payable                                               124,756         80,081
    Production payable                                             255,853        165,781
    Accrued interest payable                                        34,850         15,748
    Accrued payroll taxes payable                                                  10,948
    Notes payable                                                  467,963        467,963
                                                               -----------    -----------

         Total current liabilities                                 904,950        743,181
                                                               -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock - par value $.001, 100,000,000 shares
         authorized, 8,706,000 shares issued and outstanding         8,706          7,796
    Common shares to be issued                                                    271,475
    Additional paid in capital                                   1,813,636      1,497,571
    Retained deficit                                              (824,688)      (586,620)
                                                               -----------    -----------

         Total stockholders' equity                                997,654      1,190,222
                                                               -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,902,604    $ 1,933,403
                                                               ===========    ===========

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                   1996           1995           1996           1995
                                               -----------    -----------    -----------    -----------
REVENUES
    Oil and gas production                     $    43,673    $    16,227    $   166,632    $    16,227
    Operating income                                 1,252         18,675          5,152         85,530
    Other income                                         4                            56
                                               -----------    -----------    -----------    -----------
         Total revenues                             44,929         34,902        171,840        101,757
                                               -----------    -----------    -----------    -----------
EXPENSES
    Production expenses                             37,142         23,502        150,565         23,502
    Depreciation, depletion and amortization        33,671          4,903         75,562          6,475
    Plugged and abandoned                           53,674                        53,674
    General and administrative expenses             49,863        124,526        130,107        299,534
    Interest expense                                 2,917                                        2,917
    Consulting fee                                                100,000                       200,000
                                               -----------    -----------    -----------    -----------
    Total expenses                                 174,350        255,848        409,908        532,428
                                               -----------    -----------    -----------    -----------
Net income (loss)                              $  (129,421)   $  (220,946)   $  (238,068)   $  (430,671)
                                               ===========    ===========    ===========    ===========

Net income (loss) per common share             $    (0.015)   $     (0.03)   $    (0.027)   $     (0.07)
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding              8,706,000      6,779,000      8,706,000      6,285,000
                                               ===========    ===========    ===========    ===========

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                1996         1995
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                        $(238,068)   $(216,941)
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Depreciation, depletion and amortization           75,562        1,572
             Changes in operating assets and liabilities:
                 (Increase) decrease -
                     Accounts receivable                       (51,295)    (147,397)
                 Increase (decrease) in -
                     Accounts payable and accrued expenses      13,079       27,946
                     Revenues payable                          129,823      148,701
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (70,899)    (186,119)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in other assets                           (300)         225
    (Increase) decrease in due from related parties            (41,429)       1,658
    Plugged and abandoned leases                                53,674
    Purchase of property and equipment                          (5,414)      (2,366)
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              6,531         (483)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds (payments) on notes and loans payable, net                       7,046
    Sale of common stock                                        45,500      222,000
                                                             ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             45,500      229,046
                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                                (18,868)      42,444

CASH, Beginning of period                                       (2,660)       6,548
                                                             ---------    ---------

CASH, End of period                                          $ (21,528)   $  48,992
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

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1996, the results of operations and changes in cash flows for the three and nine months then ended, and changes in cash flows for the nine months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10- KSB for the year ended December 31, 1995.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1996.

3. SALE OF COMMON STOCK

During the three months ended March 31, 1996, the Company sold 91,000 Units at a price of $.50 per Unit for total cash considerations of $45,500. Each unit consists of one share of restricted common stock and one warrant to purchase common stock at a price of $.75 per share. The warrants expired without being exercised.

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

OVERVIEW:

Effective May 2, 1995, the Company acquired Cumberland. Cumberland operates oil and gas properties, for accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquire (reverse acquisition). The historical financial statements prior to May 2, 1995 are those of Cumberland.

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

RESULTS OF OPERATIONS:

Three months ended September 30, 1996 and 1995 -

During the last quarter of 1994 the Company commenced business as an independent contract operator of oil and gas properties. Effective September 1, 1995 the Company purchased working interests in several oil and gas properties in exchange for 750,000 shares of restricted common stock valued at $1,108,067 and $500,000 in promissory notes due September 15, 1997.

Revenues increased from $34,902 for the three months ended September 30, 1995 to $44,929 for the three months ended September 30, 1996 primarily as a result of the above described purchase of working interests. Revenues for the three months ended September 30, 1995 reflect the Company's activity as a contract oil and gas lease operator for the full three months of the period ($18,675) and oil and gas sales for one month ($16,227) while the revenue for the three month period ended September 30, 1996 includes oil and gas sales ($43,673)and contract operator revenue ($1,252).

The Company believes that the expenses for the three months ended September 30, 1995 as compared to the three months ended September 30, 1996 reflect only timing differences of the Company commencing its revenue producing activities. The Company believes that its oil and gas property operating expenses as compared to oil and gas revenues have been higher than anticipated due to time constraints placed upon management relating to issues surrounding the Company's efforts to regain its current filing status under the securities laws and related issues, rather than the anticipated economics of the respective oil and gas properties.

Nine months ended September 30, 1996 and 1995 -

Revenues increased from $101,757 for the nine months ended September 30, 1995 to $171,840 for the nine months ended September 30, 1996 primarily as a result of the above described purchase of working interests. Revenues for the nine months ended September 30, 1995 reflect the Company's activity as a contract oil and gas lease operator for the full nine months of the period ($85,530) and oil and gas sales for one month ($16,227) while the revenue for the nine month period ended September 30, 1996 includes oil and gas sales ($166,632)and contract operator revenue ($5,152).

The Company believes that the expenses for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1996 reflect only timing differences of the Company commencing its revenue producing activities. The Company believes that its oil and gas property operating expenses as compared to oil and gas revenues have been higher than anticipated due to time constraints placed upon management relating to issues surrounding the Company's efforts to regain its current filing status under the securities laws and related issues, rather than the anticipated economics of the respective oil and gas properties.


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