Form 10KSB
period 1996-12-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-04-18
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [   ] Yes   [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for 1996: $286,860

State the aggregate market value of the voting stock held by non-affiliates computed using $2.38, the price at which the stock was sold on April 10, 1997:
$25,399,241

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, Par Value $.001; 19,005,283 Shares as of April 11, 1997

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

ITEM 1.        DESCRIPTION OF BUSINESS

HISTORICAL INFORMATION

Lone Star International Energy, Inc., a Nevada Corporation (the "Company"), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. To reincorporate as a Nevada corporation, on December 1, 1993, the Company's shareholders approved a merger with a newly formed Nevada corporation with the same name. A Certificate of Merger of the Utah and Nevada corporations was executed on December 30, 1993 and following that action the Utah Corporation filed Articles of Dissolution in Utah on December 30, 1993. In October 1995 the Company discovered that Articles of Merger had not been recorded in Nevada. The status of the company resulting from the filing of the Articles of Dissolution in 1993 and the filing of the Articles of Merger in 1995 is not clear. The Company believes the merger is effective for all purposes and has and continues to act accordingly. The Company had no operations until the completion of the reverse acquisition described below on May 2, 1995.

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

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHEIVEMENTS OF THE COMPANY TO MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHEIVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

The Company is engaged in the production and sale of oil and gas. Principal products are crude oil and natural gas, which are sold to various purchasers, including pipeline companies that service the areas in which the producing wells are located. Until 1997, the Company served as operator for most of the oil and gas properties in which it owns an interest. The Company may enter into farm-out, joint venture, drilling participation, limited partnership or any other suitable arrangement with respect to developing its properties and acquiring additional properties.

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

The Company had sales to the following companies that amounted to 10% or more of oil and gas revenues:



                                                  1996         1995
                                                ---------    ---------
         Team Energy Marketing Co.                45%          29%
         Geer Tank Trucks, Inc.                   26%          32%
         Atoka Resources Corp.                    17%          29%
         Enserch                                  10%          10%


Because of the ready market for its oil and gas, the Company does not consider itself dependent on any single customer or group of customers.

The Company must comply with laws affecting the discharge of materials into the environment. Compliance with such laws has not been a material factor in the Company's operations.

No insurance needed. No loss of production coverage has been sought. Contractors perform many services normally requiring employees. As a result the Company had only two officers in 1996. The Company had one employee in 1996.

In April 1997, the Company acquired Energy Reclaim Refrigeration, Inc. (Energy) in exchange for 3,333,333 shares of restricted common stock valued at $10,000,000. The only assets of Energy are various patents. The sole stockholder of Energy, Calvin D. Cline, has entered into an employment contract with the Company per terms of the acquisition.

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

Among other regulatory matters at the federal level, the Federal Energy Regulatory Commission ("FERC") regulates interstate transportation of natural gas under the Natural Gas Act and regulates the maximum selling prices of certain categories of gas sold in "first sales" in interstate commerce under the Natural Gas Policy Act ("NGPA"). The Company's gas sales are affected by regulation of intrastate and interstate gas transportation. In an attempt to promote competition, the FERC has issued a series of orders that have altered significantly the marketing and transportation of natural gas. To date, the Company has not experienced any material adverse effect on gas marketing as a result of these FERC orders. However, the Company cannot predict what effect these or subsequent regulations may have on its future gas marketing.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

The principal oil and gas properties of the Company at the end of 1996 consisted of working interests in producing oil and gas leaseholds located in Texas. The Company owns these leasehold interests in percentages that vary. The terms of producing oil and gas leaseholds are continuing and such leases remain in force by virtue of, and for as long as, production from lands under each lease are maintained. The terms of leases without production or production less than required by the lease may expire at fixed dates in the future. These leases may or may not be extended, depending upon the lease in question, by further exploration and development within varying periods of time.

Effective September 1, 1995 the Company acquired working interests in oil and gas properties in exchange for 750,000 shares of restricted common stock and notes payable in the aggregate amount of $500,000. The notes payable are payable by the Company with all principal now due on September 15, 1997 and interest payable monthly beginning at the rate of 7% per annum.

The following table sets forth information concerning the Company's leasehold ownership interests as of December 31, 1996.

                                    TABLE I
   LEASEHOLD INTEREST
                                             GROSS (b)       NET (c)
                                             ---------      --------
Developed Acreage (a)                         1,076             785
Undeveloped Acreage (d)                       3,211           2,420
Active Working Interest Wells:
         Oil                                  11.0             8.2
         Gas                                  28.0            21.9

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

NET PRODUCTION, UNIT SALES AND PRODUCTION COSTS

The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel (bbl) of oil and per 1000 cubic feet (mcf) of natural gas produced and the average production (lifting) cost per unit of production, for the year ended December 31, 1996.

                                    TABLE II

                        PRODUCTION, PRICE AND COST DATA
1996
-----
Oil (a):
     Production (Bbls)                                                     3,823
     Revenue                                                            $ 78,495
     Average Bbls per day                                                     10
     Average Sales price per Bbl                                        $  20.53
Gas:
     Production (Mcf)                                                     97,642
     Revenue                                                            $166,045
     Average Mcf per day                                                     268
     Average Sales price per Mcf                                        $   1.70
Production costs:
     Production costs                                                   $242,745
     Equivalent Bbls (b)                                                  20,097
     Production cost per equivalent Bbl                                 $  12.08
     Production cost per sales dollar                                   $    .99
Total Revenues                                                          $244,540


(a) Includes condensate and natural gas liquids.
(b) Gas production is converted to equivalent bbls at the rate of six mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ESTIMATED FUTURE NET REVENUES FROM PROVED OIL AND GAS RESERVES

A summary projection of the estimated future net revenues and present value of future net reserve categories, as of December 31, 1996, is as follows:

                                   TABLE III
             ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (A)
                            AS OF DECEMBER 31, 1996

                                                      PROVED
                                                     ---------
 Estimated future net
   revenues before income taxes
   1997                                             $  425,557
   1998                                                519,737
   1999                                                509,447
   2000                                                581,037
   2001                                                543,478
      Thereafter                                     1,749,311
                                                    ----------

   Total before estimated future income taxes       $4,328,567
                                                    ==========

 Present value of estimated
      future net revenues
      before income taxes                           $2,857,099
                                                    ==========

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

ESTIMATED NET PROVED OIL AND GAS RESERVES

The estimated proved developed oil and gas reserves for the Company are summarized below:

                                    TABLE IV
                                PROVED RESERVES
                            AS OF DECEMBER 31, 1996

                                                                         PROVED
                                                                       ---------
Oil and liquids (bbls):
   Proved developed                                                       34,195
   Proved undeveloped                                                     81,998
                                                                       ---------

      Total                                                              116,193
                                                                       =========

Natural gas (mcf):
   Proved developed                                                      829,498
   Proved undeveloped                                                  2,951,656
                                                                       ---------

      Total                                                            3,781,154
                                                                       =========

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

 PROVED DEVELOPED
   RESERVES Proved oil and gas reserves which are expected to be recovered from existing wells with existing equipment and operating methods. Developed reserves include both producing and non-producing reserves. Producing reserves are those reserves expected to be recovered from existing completion intervals producing to a market as of the date of the appropriate reserve report. Non-producing reserves are reserves that are currently shut-in awaiting a pipeline connection or in reservoirs behind the casing or at minor depths above or below the producing zone and are considered proved by production either from wells in the field, by successful drill-stem tests, or by core analyses from the particular zones. Non- producing reserves require only moderate expense for recovery.

   PROVED UNDEVELOPED
   RESERVES Proved oil and gas reserves which are expected to be recoverable from additional wells yet to be drilled or from existing wells where a relatively major expenditure is required for completion. For information concerning costs incurred by the Company for oil and gas operations, net revenues from oil and gas production, estimated future revenues attributable to the Company's oil reserves and present value of future net revenues on a 10% discount rate and changes therein, refer to the Company's Financial Statements and the related Notes. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are subject to change, as further information becomes available.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Response is not required.

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over the counter under the symbol LNST effective January 1997. Prior to January 1997 the Company's symbol was CUMC. As of March 25, 1997, there were 811 shareholders of record of the Company's common stock. The transfer agent for the Company's common stock is National Stock Transfer, Salt Lake City, Utah.

                          PRICE RANGE OF COMMON STOCK

                                                               HIGH        LOW
                                                             --------     ------
1995:
   Third Quarter August 31, 1995 through
            September 30, 1995                              4              1/10
   Fourth Quarter                                           5 1/2        1 1/2
1996:
   First Quarter                                              5/8          1/16
   Second Quarter                                             3/32         3/32
   Third Quarter                                              3/20         3/20
   Fourth Quarter                                             2/5          3/32
1997:
   First Quarter                                            2 3/4          1/16

The Company has not paid dividends on its Common Stock, and it is the present policy of the Company not to do so, but to retain earnings for future growth and business activities.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHEIVEMENTS OF THE COMPANY TO MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHEIVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

This discussion should be read in conjunction with the audited financial statements of Lone Star International Energy, Inc.

PLAN OF OPERATION

Effective May 2, 1995, the Company acquired Cumberland. Until January 1, 1997 Cumberland acted as an operator of oil and gas properties. For accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). For purposes of discussion the Company's operations will be considered those of Cumberland. The reverse acquisition was accounted for under the pooling of interest method of accounting.

The Company intends to increase production and reserves through development of existing oil and gas properties and future acquisitions. The Company believes its current revenue is adequate to meet existing needs. Future acquisitions will require additional capital and the Company believes it can raise such capital through either public or private financing, or a combination of both. The Company does not intend to seek bank financing to expand its operations.

The Company periodically evaluates other businesses within what it broadly describes as the energy industry. The Company does not expect that any associated costs to evaluate such business projects will impair its liquidity.

RESULTS OF OPERATIONS

Effective September 1, 1995 the Company purchased working interests in several oil and gas properties in exchange for 750,000 shares of restricted common stock valued at $1,108,067 and $500,000 in promissory notes due September 15, 1997.

In 1996, cash flows from operations were $14,525 and from financing activities were $77,437. Cash flows used in investing activities were $95,565. Net cash provided by operations increased from 1995 by $423,383, reflecting a full year of oil and gas revenues and a decrease in general and administrative expenses. Net cash used in investing activities decreased by $36,418, reflecting a decrease in due from related parties. Net cash provided by financing activities decreased by $451,856, reflecting a decrease in the sale of the Company's restricted common stock.

Revenues increased from $173,466 in 1995 to $285,940 in 1996 primarily as a result of the above described purchase of working interest; therefore, having the oil and gas revenues for a full year in 1996. Expenses decreased from $754,010 in 1995 to $526,776 reflecting a decrease in general and administrative expenses which included consulting fees, professional fees and salaries.

The following table sets forth a summary of historical financial information for the Company. These tables should be read in conjunction with the consolidated financial statements Lone Star international Energy, Inc. and Subsidiary (and related notes).

                           SUMMARY BALANCE SHEET DATA
                               AS OF DECEMBER 31,

                                                       1996             1995
                                                   -----------      -----------
Current assets                                     $   392,568      $   328,096
Current liabilities                                    943,960          743,181
                                                   -----------      -----------

   Working capital                                    (551,392)        (415,085)
Oil and gas properties (net)                         1,545,753        1,605,082
Other assets                                               525              225
Total assets                                         1,938,846        1,933,403
Stockholder's equity                                   994,886        1,190,222
                                                   -----------      -----------

Stockholder's equity per common share              $       .12      $       .15
                                                   ===========      ===========

Shares outstanding                                   8,396,950        7,796,000
                                                   ===========      ===========


   Summary of Operations
Oil and gas sales                                  $   244,540      $    69,111
Other                                                   41,400          104,355
                                                   -----------      -----------

   Total operating revenues                            285,940          173,466
                                                   -----------      -----------

Production costs                                       242,745          147,380
Depreciation, depletion and amortization                66,026           22,415
General and administrative expenses                    186,978          567,635
                                                   -----------      -----------

   Total operating expenses                            495,749          737,430
                                                   -----------      -----------

Other income                                               920              237
Interest expense                                       (31,947)         (16,817)
                                                   -----------      -----------

Net income (loss)                                  $  (240,836)     $  (580,544)
                                                   ===========      ===========

Net income (loss) per common share                 $   (0.0305)     $   (0.0968)
                                                   ===========      ===========

Weighted average shares outstanding                  7,888,000        6,000,000
                                                   ===========      ===========


ITEM 7.   FINANCIAL STATEMENTS

Financial statements for 1995 and 1996 with the accountant's report are attached hereto following the signature page.

ITEM 8.      CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

CECIL E. JUSTICE (40), President and Chairman of the Board of Directors of the Company since April 1995, has been employed in the oil and gas industry since 1979. Mr. Justice worked for Pinto Petroleum, Inc. A Dallas, Texas based production and operating company with properties in Texas and Oklahoma from 1979 through 1982. In 1983, Mr. Justice was founder and President of Cherokee Oil, Inc. Cherokee's properties and operations were in North Central Texas. In 1987 Cherokee was sold to Genex Resources, Inc. a public company trading on the Vancouver, BC exchange. From 1987 until present Mr. Justice put together joint ventures on many oil and gas prospects. Has started and owned many successful companies including but not limited to furniture, construction, video rental chains and a vending corporation. After high school, Mr. Justice joined in the United States Army where he spent 1975 through 1977. Mr. Justice attended The University of Texas at Arlington where he completed several oil and gas, logging, compressor and business courses.

WILLIAM D. JOSSERAND JR. (31), Vice President of Field Operations, Secretary and Director of the Company, joined the Company in November 1995 as Vice President of Field Operations and was elected director of the company, and employed as Secretary in February 1997. Mr. Josserand has been employed in the oil and gas industry since 1994. Mr. Josserand served as President of The Cody Company, an oil and gas service company, where he managed contract field services, field operations, and production management. In 1996, Mr. Josserand formed Trace Management, Inc., a Texas oil and gas production and operating company, where he acted as Chairman and President. Trace Management, Inc. primarily involved with field production management and operations in the Fort Worth Basin area for both public and private oil and gas companies. Mr. Josserand received a Bachelor of Business Administration in Finance from the University of North Texas in 1988.

MICHAEL D. HERRINGTON (33), Chief Financial Officer, Treasurer and Director of the Company, was elected a director in February 1997, was employed as Chief Financial Officer in February 1997. Mr. Herrington has been engaged in public and private accounting since 1992. Prior to 1992 Mr. Herrington was employed in various oil and gas related fields, as well as the manufacturing industry. Mr. Herrington graduated from Tarleton State University with a Bachelor's degree in Business Administration in Accounting in 1992.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. The Company does not have a class of securities under section 12 of the Exchange Act.

ITEM 10.         EXECUTIVE COMPENSATION.

For 1996 Cecil E. justice was the Chief executive officer and sole director of the Company. The Company did not have any paid officers during 1996. The Company did make payments to Mr. Josserand in 1996, see Item 12. Certain Relationships and Related Transactions. The Company commenced operations in 1994.
                           SUMMARY COMPENSATION TABLE
                                   LONG TERM

                                   ANNUAL COMPANSATION (1)     COMPENSATION AWARDS (2)
                                  -----------------------------------------------------
NAME AND PRINCIPAL POSITION                                       SECURITIES UNDERLYING      ALL OTHER
                                  FISCAL YEAR       SALARY ($)        OPTION/SARS (#)      COMPENSATION ($)
--------------------------------------------------------------------------------------------------------------
Cecil E. Justice                      1996              -0-                -0-                 -0-
President, Director                   1995            131,718              -0-                 -0-

   (1) The column for "Bonus and Other Annual Compensation" provided in the SEC's standard summary compensation table is omitted because no such benefits or other compensation were provided.

   (2) The Company did not award restricted stock or stock appreciation rights ("SARs") during fiscal years 1995 and 1996, nor did it make any payouts pursuant to long-term incentive plans during such period. Accordingly, the columns for such items provided in the SEC's standard summary compensation table have been omitted.

The Company has no existing or proposed plan for the provisions of annuity, pension or retirement benefits to its officers and directors.

The Company has no existing or proposed plan involving any incentive compensation for officers and directors or for stock purchase, profit sharing or thrift plans for any officer and director.

The Company has no existing or proposed plan or arrangement for any officer or director to receive remuneration resulting from his resignation, retirement or termination or from a change in control of the Company or a change individual's responsibilities after such a change in control. Further, the Company has not engaged in any transaction with third parties where the primary purpose of such transaction was to furnish remuneration to any officer or director of the Company.

ITEM 11.         SECURITY OWNERSIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 1, 1997, certain information regarding benefical ownership of Common Stock by (a) each person known by the Company to own more than 5% of its outstanding Common Stock, (b) each director of the Company, and (c) all directors and officers as a group. Each person listed below is a director. Each person listed below has sole voting and dispositive power over the shares indicated.

                                                         AMOUNT & NATURE       PERCENT OF
NAME AND ADRESS                                           OF BENEFICIAL       OUTSTANDING
OF BENEFICIAL OWNER                                         OWNERSHIP           SHARES
-------------------                                       ------------       ------------
Cecil E. Justice (1) (2)                                   5,000,000          26.3
         200 Palo Pinto, suite 108
         Weatherford, Texas 76086

William D. Josserand Jr (2)                                      -0-           -0-
         200 Palo Pinto, Suite 108
         Weatherford, Texas 76086

Michael D. Herrington (2)                                        -0-           -0-
         200 Palo Pinto, Suite 108
         Weatherford, Texas 76086

All officers and directors as a group                      5,000,000          26.3
(3 persons)

(1)  Owns directly.
(2)  Director.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 1995 the Company entered into an agreement with Cumberland Petroleum, Inc., a Texas corporation (Cumberland) pursuant to which, on May 2, 1995 the Company acquired from Cecil E. Justice, 100% of the capital stock of Cumberland in exchange for 5,000,000 shares of Company common stock. In connection with this transaction Mr. Justice was elected president of the Company and its sole director. Previous officers and directors resigned at the time of the transaction. Also at the time of this transaction the Company paid $100,000 and issued 200,000 shares to Capital General Corporation, the former controlling shareholder of the Company. As a result of this transaction the Company assumed an approximate $106,000 account receivable from Mr. Justice that Cumberland incurred as a result of advances to Mr. Justice. In 1995 this accounts receivable was reduced to $66,580 as a result of crediting Mr. Justice for a portion of his salary. During 1996 this accounts receivable increased to $138,717. During 1996 the Company paid William Josserand $72,139, as compensation and reimbursed expenses for services he provided as an independent contractor handling field services. Certain of the payments in 1996 were to Trace Management, Inc.

ITEM 13.         EXIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

2.1 Agreement dated as of April 10, 1995 between Cumberland Petroleum, Inc. and Quiescent Corporation, previously filed as Exhibit 2.1 to the Company's Report on Form 8-K dated May 19, 1995, and incorporated herein by reference.
2.2 Article of Merger of Cumberland Companies. Inc. and Quiescent Corporation, a Utah Corporation. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
3.1 Articles of Incorporation of the Company and amendments filed with the Secretary of State of Nevada. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
3.2 Bylaws of the Company. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.1 Oil and Gas Property Purchase Agreement between the Company and Ford and Myrt Fullingim Trust dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.2 General Promissory Note by the Company to Ford and Myrt Fullingim Trust dated September 15, 1995 in the original principal amount of $89,643. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.3 Oil and Gas Property Purchase Agreement between the Company and O.O. Thompson and Bea Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.4 General Promissory Note by the Company to and O.O. Thompson and Bea Thompson dated September 15, 1995 in the original principal amount of $104,198. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.5 Oil and Gas Property Purchase Agreement between the Company Randy J. Mason dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.6 General Promissory Note by the Company to Randy J. Mason dated September 15, 1995 in the original principal amount of $210,001. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10- KSB dated December 31, 1995 and incorporated herein by reference.)
10.7 Oil and Gas Property Purchase Agreement between the Company and J. L. Keas dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.8 General Promissory Note by the Company to J. L. Keas dated September 15, 1995 in the original principal amount of $17,143. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.9 Oil and Gas Property Purchase Agreement between the Company and Charles and Romona Hibbs dated September 18, 1995. (Previously filed as the same exhibit number with the

         Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.10 General Promissory Note by the Company to and Charles and Romona Hibbs dated September 15, 1995 in the original principal amount of $55,357. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.11 Oil and Gas Property Purchase Agreement between the Company and J. L. Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.12 General Promissory Note by the Company to J. L. Thompson dated September 15, 1995 in the original principal amount of $22,857. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
16 Letter dated March 10, 1997 from Hollander, Gilbert & Co, Certified Public Accountants. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
21       List of Subsidiaries
23       Consent of Experts and Counsel
27       Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LONE STAR INTERNATIONAL ENERGY, INC.

                                        By: /s/ Cecil E. Justice
                                        President
April 17, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil E. Justice                 President, Director                April 17, 1997
                                     (Principal executive
                                     officer)

/s/ Michael D. Herrington            Chief Financial Officer,           April 17, 1997
                                     Treasurer, Director
                                     (Principal accounting
                                     officer)

/s/ William D. Josserand Jr.         Vice President of Field            April 17, 1997
                                     Operations, Secretary
                                     and Director

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Lone Star International Energy, Inc.
Weatherford, Texas:

We have audited the accompanying consolidated balance sheet of Lone Star International Energy, Inc. (formerly Cumberland Companies, Inc.) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lone Star International Energy, Inc. and subsidiary as of December 31, 1996, and the results of its operations and its cash flows for each of the two years ended December 31, 1996, in conformity with generally accepted accounting principles.


                                   /s/  DAVIS, KINARD & CO., P.C.
                                        DAVIS, KINARD & CO., P.C.


Abilene, Texas,
April 7, 1997, except for Note 9
as to which the date is April 16, 1997.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1996





                                                                    1996
                                                                -----------
                                    ASSETS
CURRENT ASSETS:
       Cash                                                     $     1,397
       Accounts receivable - oil and gas revenues                    21,263
       Accounts receivable - JIB, net of allowance of $20,500        22,319
       Accounts receivable - related party                          347,589
                                                                -----------

            Total current assets                                    392,568
                                                                -----------

Properties and equipment, at cost                                 1,638,403
Less - accumulated depreciation, depletion and amortization         (92,650)
                                                                -----------

            Property and equipment, net                           1,545,753
                                                                -----------

Other assets                                                            525
                                                                -----------


TOTAL ASSETS                                                    $ 1,938,846
                                                                ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                         $   121,063
       Production payable                                           232,272
       Accrued interest payable                                      47,643
       Accrued payroll taxes payable                                    672
       Notes payable                                                467,963
       Accounts payable - interest owners                            74,347
                                                                -----------

            Total current liabilities                               943,960
                                                                -----------


STOCKHOLDERS' EQUITY:
       Common stock - par value $.001, 100,000,000 shares
            authorized, 8,396,950 shares issued
            and outstanding                                           8,397
       Common shares to be issued                                    21,500
       Stock subscriptions receivable                                (5,000)
       Additional paid in capital                                 1,797,445
       Retained deficit                                            (827,456)
                                                                -----------

            Total stockholders' equity                              994,886
                                                                -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 1,938,846
                                                                ===========


The accompanying notes are an integral
part of the consolidated financial statements.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                      1996           1995
                                                  -----------    -----------
REVENUES:
       Oil and gas production                     $   244,540    $    69,111
       Operating income                                41,400        104,355
                                                  -----------    -----------

            Total revenues                            285,940        173,466
                                                  -----------    -----------

EXPENSES:
       Production expenses                            242,745        111,465
       Supervision expenses                                           35,915
       Depreciation, depletion and amortization        66,026         22,415
       General and administrative expenses            186,978        567,635
                                                  -----------    -----------

            Total expenses                            495,749        737,430
                                                  -----------    -----------

Operating income (loss)                              (209,809)      (563,964)

OTHER INCOME (EXPENSE)
       Other income                                       920            237
       Interest expense                               (31,947)       (16,817)
                                                  -----------    -----------

            Other income (expense), net               (31,027)       (16,580)
                                                  -----------    -----------

Net income (loss) before income taxes                (240,836)      (580,544)

Provision (benefit) for income taxes
                                                  -----------    -----------

Net income (loss)                                 $  (240,836)   $  (580,544)
                                                  ===========    ===========



Net income (loss) per common share                $   (0.$305)        (0.0968)
                                                  ===========    ===========


Weighted average shares outstanding                 7,888,000      6,000,000
                                                  ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                               Common Stock
                                       --------------------------    Stock to     Subscriptions     Additional        Retained
                                          Shares      Par value      be Issued     Receivable     Paid in Capital     (Deficit)
                                       ----------   -------------   ------------  -------------   ---------------   ------------


Balance December 31, 1994              6,000,000    $     6,000     $              $             $                    $  (6,076)

Issuance of Cumberland
       Petroleum, Inc. stock which
       was exchanged for
       restricted common stock           369,000            369         37,500                      184,131

Issuance of restricted common
       stock in exchange for oil
       and gas properties                750,000            750                                   1,107,317

Issuance of restricted common
       stock, net of commissions         477,000            477                                     206,323

Issuance of restricted common
       stock for consulting
       services                          200,000            200                                        (200)

Cash received for restricted
       common stock to be issued                                      233,975

Net loss                                                                                                               (580,544)
                                       ---------    -----------     ---------      ---------     ----------         -----------

Balance December 31, 1995              7,796,000          7,796       271,475              0      1,497,571            (586,620)

Issuance of restricted common
       stock                             499,950            500      (249,975)                      249,475

Issuance of restricted common
       stock                              91,000             91                                      45,409

Restricted common stock
       subscribed                         10,000             10                       (5,000)         4,990

Net loss                                                                                                               (240,836)
                                       ---------    -----------     ---------      ---------     ----------         -----------

Balance December 31, 1996              8,396,950    $     8,397     $  21,500      $  (5,000)    $1,797,445         $  (827,456)
                                       =========    ===========     =========      =========     ==========         ===========







The accompanying notes are an integral part of The consolidated financial statements.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                    1996           1995
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $  (240,836)   $  (580,544)
       Adjustments to reconcile net income (loss) to net cash provided by by operating activities:
            Depreciation, depletion and amortization                                 66,026         22,415
            Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable                          20,493          6,842
                 Increase (decrease) in unapplied advances                                          (2,672)
                 Increase (decrease) in accounts payable and accrued expenses        62,601         53,080
                 Increase (decrease) in revenues payable                            106,241         92,021
                                                                                -----------    -----------

Net cash flows provided (used) by operating activities                               14,525       (408,858)
                                                                                -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) decrease in other assets                                             (300)           775
       Acquisition of property and equipment                                         (6,699)        (4,002)
       Increase in notes receivable
       Increase in due from related parties                                         (83,566)      (123,756)
                                                                                -----------    -----------

Net cash flows (used) by investing activities                                       (90,565)      (126,983)
                                                                                -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings from interest owners                                 34,597
       Increase (decrease) in cash overdraft                                         (2,660)         2,660
       Proceeds from the sale of stock                                               45,500        662,775
       Payment of notes payable                                                                   (136,142)
                                                                                -----------    -----------

Net cash flows provided by financing activities                                      77,437        529,293
                                                                                -----------    -----------


Net (decrease) in cash                                                                1,397         (6,548)

Cash - beginning of year                                                                             6,548
                                                                                -----------    -----------

Cash - end of year                                                              $     1,397    $
                                                                                ===========    ===========





Non-cash financing and investing activities:
Acquisition of oil & gas properties for stock and notes payable
       Properties                                                               $              $ 1,608,067
       Notes payable                                                                              (500,000)
       Common stock                                                                             (1,108,067)

Restricted common stock subscribed                                                    5,000

Supplemental disclosures:
       Interest paid                                                                                 1,070



The accompanying notes are an integral part of the consolidated financial statements.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Lone Star International Energy, Inc., a Nevada corporation (the Company), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. On December 31, 1993, the Company was reincorporated in the State of Nevada. The Company was in the development stage from incorporation until completion of the reverse acquisition described in Note 2 on May 2, 1995. The Company is engaged in the operation of oil and gas properties, as well as the acquisition and development of oil and gas properties. Operations have been located entirely in Texas.

            Basis of Presentation

            The consolidated financial statements include the accounts of Lone Star International Energy, Inc. and its wholly owned subsidiary Cumberland Petroleum, Inc. Significant intercompany accounts and transactions have been eliminated in the consolidation.

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

            Income Taxes

            The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Cumberland Petroleum, Inc. was taxed as an S corporation prior to being acquired by the Company.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

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

            Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the reserve valuation of the oil and gas properties. It is reasonably possible that oil and gas prices, future development and production costs and the quantities produced will change. These changes could change management's decisions regarding future development and production of the reserves.

            Equipment

            Depreciation of other equipment is provided using accelerated methods over the estimated useful life of the equipment.

            Income (Loss) Per Share

            Net income (loss) per share is based on 7,888,000 and 6,714,452 weighted average shares outstanding in 1996 and 1995. The shares issued in the acquisition are reflected as being outstanding for all of 1995 since the acquisition was treated as a pooling of interests. In addition, cash received for stock which had not been issued at December 31, 1996 and 1995 was treated as if the shares had been issued. During 1996, 45,000 shares of stock were issued in error. The Company is contacting the individual in order to have the shares returned. Those shares are not included in the shares issued.


NOTE 2:     REVERSE MERGER ACQUISITION

            The Company entered into an Agreement dated April 10, 1995, with Cumberland Petroleum, Inc., a Texas corporation (Cumberland), pursuant to which, on May 2, 1995 the Company acquired from C.E. Justice, 100% of the capital stock of Cumberland in exchange for the issuance of 5,000,000 shares of the Company's common stock.
            The Company changed its name to Cumberland Holdings, Inc. on May 3, 1995, to Cumberland Companies, Inc. on August 17, 1995, and Lone Star International Energy, Inc. on January 30, 1997.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2:     REVERSE MERGER ACQUISITION - (continued)

            For accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). This business combination has been recorded as a pooling of interests. The financial statements presented have been restated to include the Company and Cumberland. The historical financial statements prior to May 2, 1995 are those of Cumberland. The historical stockholder's equity accounts of Cumberland at December 31, 1994 were retroactively restated to reflect the equivalent number of shares of common stock received in this transaction after giving effect to the difference in par value.

            In conjunction with the reverse acquisition, Cumberland agreed to issue 200,000 shares of common stock to the former controlling shareholder and paid consulting fees of $100,000 to the former controlling shareholder. The shares issued were not assigned any value.


NOTE 3:     NOTES PAYABLE

            Notes payable include the following at December 31, 1996:

                                                                                         1996
                                                                                        ------
            Unsecured notes payable to two stockholders, due
            December 31, 1995, with interest at 8.5%                                   $  75,593

            Notes payable to five stockholders, secured by oil and gas properties, interest at 7% due monthly beginning November 15, 1995 with the principal due September 15, 1996.  At the option of
            the stockholders, the maturity date can be extended.                         363,857

            Unsecured loans, non-interest bearing, payable on demand                      28,513
                                                                                       ---------
            Total                                                                      $ 467,963
                                                                                       =========

            The notes payable have been extended under the same terms, although no formal agreements have been drafted. The terms described above are the terms in the existing note agreements.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 4:     INCOME TAXES

            Income before taxes and provisions for income tax expense (benefit) from operations at December 31, 1996 and 1995 are as follows:

                                                                     1996          1995
                                                                  ---------      --------
            Current federal income taxes                          $       -      $     -
            Deferred federal income taxes                                 -            -
                                                                   --------      --------

            Total                                                 $       -      $     -
                                                                   ========      ========

            The actual income tax expense attributable to operations for the years ended December 31, 1996 and 1995 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                                                     1996           1995
                                                                  ----------     ----------
            Computed expected tax expense                         $  (81,884)    $ (197,385)
            Effect of S Corporation                                                  10,000
            Effect of graduated tax rates                             21,884         52,385
            Valuation allowance related to
              deferred portion of tax                                 60,000        135,000
                                                                  ----------     ----------

            Provision (benefit) for income tax                    $       -      $       -
                                                                  ==========     ==========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                      1996           1995
                                                                   ---------      ---------
            Deferred tax assets:
            Net operating loss                                     $ 195,000      $ 135,000
            Accounts receivable allowance                              5,125          5,125
            Less valuation allowance                                (200,125)      (140,125)
                                                                   ---------      ---------

            Net deferred tax assets                                $              $
                                                                   =========      =========

            Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, Statement of Financial Accounting Standards No. 109 (SFAS 109) requires the recognition of future tax benefits, such as net operating loss carryforwards (NOLs), to the extent that realization of such benefits are more likely than not.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4:     INCOME TAXES - (continued)

            The Company had NOLs of approximately $780,000 at December 31, 1996. These NOLs expire in 2012 and 2013. A deferred tax asset was recorded assuming that the benefits will be utilized at an average rate of 25%. The full amount of the deferred tax asset was offset by a valuation allowance due to the lack of operating history for the Company and the need to raise additional funds to develop the current oil and gas properties.


NOTE 5:     RELATED PARTY TRANSACTIONS

            During 1995 certain individuals and their companies became related parties due to them acquiring stock in various transactions. These individuals previously were investors in oil and gas properties operated by the Company or they contracted to provide services to the Company.

            At December 31, 1996, there were accounts receivable from officers and stockholders for amounts advanced to them and for amounts due on joint interest billings amounting to $345,026. In addition, there were amounts due to officers and stockholders primarily for undistributed oil and gas production. Substantially all of the liability can be offset against the joint interest billing receivable noted above. As discussed in Note 3, there are notes payable with stockholders totaling $439,450 and accrued interest payable of $47,643.

            As discussed in Note 2, during 1995 the Company paid consulting fees of $100,000 and issued 200,000 shares of common stock to Capital General Corporation, the former controlling shareholder.


NOTE 6:     PROPERTIES AND EQUIPMENT

            At December 31, 1996, properties and equipment consisted of the following:

                                                                                                        1996
                                                                                                    -----------
            Oil and gas properties                                                                  $ 1,609,739
            Office equipment                                                                              8,319
            Equipment                                                                                    20,345
                                                                                                    -----------
                                                                                                      1,638,403

            Accumulated depreciation, depletion and amortization                                        (92,650)
                                                                                                    -----------
            Net properties and equipment                                                            $ 1,545,753
                                                                                                    ===========

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7:     FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company has a number of financial instruments, none of which are held for trading purposes. The following methods and assumptions were used by the Company in determining its fair value disclosures for financial instruments:

            Accounts receivable, cash and accounts and revenue payable - It is assumed that the amounts will be settled within the next operating cycle for the recorded amounts. Consequently, the recorded amounts approximate fair value.

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


NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES

            Capitalized Costs

            Capitalized cost associated with oil and gas producing activities are as follows at December 31, 1996:

                                                                                                        1996
                                                                                                    -----------
            Proved properties                                                                       $ 1,608,455
            Unproved properties                                                                           1,284
            Accumulated depreciation, depletion and amortization                                        (81,444)
                                                                                                    -----------

            Net capitalized costs                                                                   $ 1,528,295
                                                                                                    ===========

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES - (continued)

            Costs Incurred

            Information relating to the Company's costs incurred in its oil and gas operations is summarized as follows for the years ended December 31, 1996 and 1995:

                                                            1996          1995
                                                         ---------     ----------
            Property acquisition                        $    1,284     $1,608,067
            Development                                        388

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

            All of the Company's oil and gas properties were acquired in September 1995. There were no sales of oil and gas properties in 1996 and no allowance for impairment was deemed necessary. Several of the properties acquired were plugged during 1996; however, no loss was recognized for these retirements.

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES - (continued)

            Results of Operations

            Results of operations for oil and gas producing activities are as follows for the years ended December 31, 1996 and 1995:

                                                          1996           1995
                                                        ---------      ---------
            Revenues                                    $ 244,540      $  69,111
            Production costs                             (244,030)      (111,465)
            Depreciation and depletion                    (62,206)       (19,238)
                                                        ---------      ---------

                                                          (61,696)       (61,592)
                                                        ---------      ---------

            Net income tax

            Results of operations (excluding
            corporate overhead and interest
            costs)                                      $ (61,696)     $ (61,592)
                                                        =========      =========

            Unaudited Oil and Gas Reserve Quantities

            The following unaudited reserve estimates presented as of December 31, 1996 and 1995 were prepared by Harper & Associates, Inc., an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES - (continued)

            Unaudited net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the state of Texas) are as follows:

            Changes in Proved Reserves                                     (Bbls)         (MCF)
            --------------------------                                    --------      ---------
            Estimated quantity, December 31, 1994
            Purchase of reserves                                           110,954      3,828,827
            Production                                                        (879)       (32,477)
                                                                           -------      ---------
            Estimated quantity, December 31, 1995                          110,075      3,796,350
            Production                                                      (3,823)       (97,642)
            Revisions of previous estimates                                  9,941         82,446
                                                                           -------      ---------
            Estimated quantity, December 31, 1996                          116,193      3,781,154
                                                                           =======      =========

            Unaudited Standardized Measure

            The following table presents a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year end prices of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available net operating loss carry forwards. Discounting the future net cash inflows at an arbitrary 10% is a method to measure the impact of the time value of money.

                                                                                          1996           1995
                                                                                       ---------      ---------
                                                                                            (In thousands)
            Future cash inflows                                                        $   8,645      $   7,900
            Future production costs                                                       (2,987)        (2,797)
            Future development costs                                                      (1,329)        (1,222)
            Future income tax expense                                                     (1,472)        (1,319)
                                                                                       ---------      ---------
            Future net cash flows                                                          2,857          2,562

            10% annual discount for estimated timing of cash flows                          (971)          (875)
                                                                                       ---------      ---------

            Standardized measure of discounted future net cash flows                   $   1,886      $   1,687
                                                                                       =========      =========

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8:     OIL AND GAS PRODUCING ACTIVITIES - (continued)

            The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1996 and 1995:

                                                                                         1996            1995
                                                                                       ---------      ---------
                                                                                            (In Thousands)
            Standardized measure of discounted future net cash
            flows, beginning of year                                                   $   1,687      $

            Purchase of reserves in place                                                                 2,585

            Sales and transfers of oil and gas produced, net of
            production costs                                                                  (2)           (20)

            Net changes in prices, production and development costs                          105

            Net change in income taxes                                                      (118)          (869)
            Accretion of discount                                                            169

            Revisions of previous quantity estimates                                          39
            Other                                                                              6             (9)
                                                                                       ---------      ---------
            Standardized measure of discounted future net cash
            flows, end of year                                                         $   1,886      $   1,687
                                                                                       =========      =========

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9:     SUBSEQUENT EVENTS

            On April 2, 1997, the Company entered into an agreement to acquire all of the outstanding common stock of Energy Reclaim Refrigeration, Inc. (Energy) in exchange for 3,333,333 shares of unregistered Rule 144 restricted common stock of the Company. The only assets of Energy currently are various patents. The Company also agreed to enter into an employment agreement with Calvin Cline, the sole shareholder of Energy. The Company is to provide manufacturing facilities, working capital and marketing services.

            In March 1997 the Company filed Form S-8 to register 7,000,000 shares of common stock. The shares were issued to ten individuals (700,000 each) as compensation for corporate development and consulting agreements with a term of one year.

            The Company signed an agreement dated April 16, 1997 with Northridge Oil Company to acquire certain assets effective
            April 1, 1997 in exchange for restricted common stock of the Company. The number of shares to be issued to Northridge Oil Company were 730,489. The Company is also negotiating with certain oil and gas interest owners, however, no agreements have been signed. The Company anticipates closing these transactions on April 23, 1997.

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                               DESCRIPTION
-----------                           -----------
2.1      Agreement dated as of April 10, 1995 between Cumberland Petroleum,
         Inc. and Quiescent Corporation, previously filed as Exhibit 2.1 to the Company's Report on Form 8-K dated May 19, 1995, and incorporated herein by reference.
2.2      Article of Merger of Cumberland Companies. Inc. and Quiescent
         Corporation, a Utah Corporation. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995 and incorporated herein by reference.)
3.1      Articles of Incorporation of the Company and amendments filed with the Secretary of State of Nevada. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
         December 31, 1995 and incorporated herein by reference.)
3.2      Bylaws of the Company. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31,
         1995 and incorporated herein by reference.)
10.1     Oil and Gas Property Purchase Agreement between the Company and Ford and Myrt Fullingim Trust dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form
         10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.2     General Promissory Note by the Company to Ford and Myrt Fullingim
         Trust dated September 15, 1995 in the original principal amount of
         $89,643. (Previously filed as the same exhibit number with the
         Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.3     Oil and Gas Property Purchase Agreement between the Company and O.O.
         Thompson and Bea Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form
         10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.4     General Promissory Note by the Company to and O.O. Thompson and Bea
         Thompson dated September 15, 1995 in the original principal amount of
         $104,198. (Previously filed as the same exhibit number with the
         Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.5     Oil and Gas Property Purchase Agreement between the Company Randy J.
         Mason dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995 and incorporated herein by reference.)
10.6     General Promissory Note by the Company to Randy J. Mason dated
         September 15, 1995 in the original principal amount of $210,001.
         (Previously filed as the same exhibit number with the Company's Annual
         Report on Form 10- KSB dated December 31, 1995 and incorporated herein by reference.)
10.7     Oil and Gas Property Purchase Agreement between the Company and J. L.
         Keas dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995 and incorporated herein by reference.)
10.8     General Promissory Note by the Company to J. L. Keas dated September
         15, 1995 in the original principal amount of $17,143. (Previously filed as the same exhibit number with the Company's Annual Report on
         Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.9     Oil and Gas Property Purchase Agreement between the Company and
         Charles and Romona Hibbs dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form
         10-KSB dated December 31, 1995 and incorporated herein by reference.)
10.10    General Promissory Note by the Company to and Charles and Romona
         Hibbs dated September 15, 1995 in the original principal amount of
         $55,357. (Previously filed as the same exhibit number with the
         Company's Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)

10.11    Oil and Gas Property Purchase Agreement between the Company and J. L.
         Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
         December 31, 1995 and incorporated herein by reference.)
10.12    General Promissory Note by the Company to J. L. Thompson dated
         September 15, 1995 in the original principal amount of $22,857.
         (Previously filed as the same exhibit number with the Company's
         Annual Report on Form 10-KSB dated December 31, 1995 and incorporated herein by reference.)
16       Letter dated March 10, 1997 from Hollander, Gilbert & Co, Certified
         Public Accountants. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31,
         1995 and incorporated herein by reference.)
21       List of Subsidiaries
23       Consent of Experts and Counsel
27       Financial Data Schedule