Form 10QSB
period 1997-03-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-05-15
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

    Common Stock, Par Value $.001; 19,865,283 Shares as of April 17, 1997

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                 March 31,      December 31,
                                                                   1997             1996
                                                               -------------    ------------
                                                                (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
   Cash                                                        $     200,010    $      1,397
   Accounts receivable - oil and gas revenues                         18,786          21,263
   Accounts receivable - JIB, net of allowance of $20,500             26,622          22,319
   Accounts receivable - related party                               487,767         347,589
   Prepaid expenses                                               17,179,452
                                                               -------------    ------------

        Total current assets                                      17,912,637         392,568
                                                               -------------    ------------

Properties and equipment, at cost                                  1,650,887       1,638,403
Less - accumulated depreciation, depletion and amortization          106,797          92,650
                                                               -------------    ------------

        Property and equipment, net                                1,544,090       1,545,753
                                                               -------------    ------------

Other assets                                                             525             525
                                                               -------------    ------------

TOTAL ASSETS                                                   $  19,457,252    $  1,938,846
                                                               =============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                            $      87,591    $    121,063
   Production payable                                                295,442         232,272
   Accrued interest payable                                           54,011          47,643
   Accrued payroll taxes payable                                      12,626             672
   Notes payable                                                     467,963         467,963
   Accounts Payable - interest owners                                 69,514          74,347
   Wages payable                                                      51,923
                                                               -------------    ------------

        Total current liabilities                                  1,039,070         943,960
                                                               -------------    ------------

STOCKHOLDERS' EQUITY
   Common stock - par value $.001, 100,000,000 shares
        authorized, 15,431,950 shares issued and outstanding          15,432           8,397
   Common shares to be issued                                        432,500          21,500
   Stock subscriptions receivable                                     (5,000)         (5,000)
   Additional paid in capital                                     19,290,410       1,797,445
   Retained deficit                                               (1,315,160)       (827,456)
                                                               -------------    ------------

        Total stockholders' equity                                18,418,182         994,886
                                                               -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  19,457,252    $  1,938,846
                                                               =============    ============

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                        Three Months Ended
                                                             March 31,
                                                        1997          1996
                                                   -------------  -------------
REVENUES
    Oil and gas production                         $      55,147  $      63,120
    Operating income                                       7,000          1,950
    Other income                                              11             36
                                                   -------------  -------------
         Total revenues                                   62,158         65,106
                                                   -------------  -------------
EXPENSES
    Production expenses                                   22,377         66,400
    Depreciation, depletion and amortization              14,147         26,414
    General and administrative expenses                  513,338         48,498
                                                   -------------  ------------
    Total expenses                                       549,862        141,312
                                                   -------------  -------------
Net income (loss)                                  $    (487,704) $     (76,206)
                                                   =============  =============

Net income (loss) per common share                 $      (.0473) $      (0.008)
                                                   =============  =============

Weighted average shares outstanding                   10,309,375      8,706,000
                                                   =============  =============

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                                  1997              1996
                                                              -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                         $    (487,704)    $    (76,206)
   Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation, depletion and amortization                 334,695           26,414
          Changes in operating assets and liabilities:
             (Increase) decrease -
                Accounts receivable                                 (1,826)          24,328
             Increase (decrease) in -
                Accounts payable and accrued expenses               31,940            8,250
                Revenues payable                                    63,170          (24,040)
                                                             -------------     ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (59,725)         (41,254)
                                                             -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in due from related parties                (140,178)         (20,000)
   Purchase of property and equipment                              (12,484)            (388)
                                                             -------------     ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (152,662)         (20,388)
                                                             -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                            411,000           45,500
                                                             -------------     ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                411,000           45,500
                                                             -------------     ------------

NET INCREASE (DECREASE) IN CASH                                    198,613          (16,142)

CASH, Beginning of period                                            1,397           (2,660)
                                                             -------------     ------------

CASH, End of period                                          $     200,010     $    (18,802)
                                                             =============     ============

                      LONE STAR INTERNATIONAL ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


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

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1997, the results of operations and changes in cash flows for the three months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1997.

3. SALE OF COMMON STOCK

During the three months ended March 31, 1997, the Company sold 1,644,000 shares of common stock, in reliance on exemptions from registration, at a price of $.25 per share for total cash considerations of $411,000. This common stock has not been issued. Also, the Company entered into consulting agreements with ten separate individuals, where the Company issued each of these individuals 700,000 shares of common stock, for which a registration statement on S-8 is effective, valued at $2.50 per share for a total of 7,000,000 shares at $17,500,000.

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

In April 1997, the Company acquired Energy Reclaim Refrigeration, Inc. (Energy). The Company intends to place Energy into full production during the current year. This will require additional capital, which the Company plans to raise through equity financing.

The Company periodically evaluates other businesses within what it broadly describes as the energy industry. The Company does not expect that any associated costs to evaluate such business projects will impair its liquidity.

RESULTS OF OPERATIONS:

Three months ended March 31, 1997 and 1996 -

Revenues decreased to $62,158 for the three months ended March 31, 1997 from $65,106 for the three months ended March 31, 1996. Revenues for the three months ended March 31, 1997 reflect oil sales of $14,397 and gas sales of $40,210 while the revenue for the three months ended March 31, 1996 reflect oil sales of $16,420 and gas sales of $46,699.

Expenses increased to $549,862 for the three months ended March 31, 1997 from $141,312 for the three months ended March 31, 1996. Production expenses decreased to $22,377 for the three months ended March 31, 1997 from $66,400 for the three months ended March 31, 1996. General and administrative expenses increased to $513,388 for the three months ended March 31, 1997 from $48,498 for the three months ended March 31, 1996. Included in general and administrative expenses for the three months ended March 31, 1997 are $320,548 of consulting fees resulting from the expensing of the consulting agreements, referenced in note 3, accrued over the life of the contracts. Also, included in general and administrative expenses are wages, which increased to $94,640 for the three months ended March 31, 1997 from $0 for the three months ended
March 31, 1997. Wages increased due to the hiring of personnel during the three months ended March 31, 1997, while during the three months ended
March 31, 1996 all services were performed by contractors.

PART II--OTHER INFORMATION
                                      NONE



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
(Registrant)

Date:    March 15, 1997                 /s/ C. E. Justice
                                        ----------------------------------------
                                        President (principal executive officer)

Date:    March 15, 1997                 /s/ Michael D. Herrington
                                        ----------------------------------------
                                        Chief Financial Officer, Treasurer
                                        (principal accounting officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
