Form 10QSB
period 1997-06-30
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-07-17
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-17244

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

      Common Stock, Par Value $.001; 18,815,283 Shares as of July 14, 1997

Transitional Small Business Disclosure Format: Yes [   ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          June 30,                 December 31,
                                                                            1997                      1996
                                                                     -------------------       --------------------
                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash                                                            $                         $              1,397
     Accounts receivable - oil and gas revenues                                   51,568                     21,263
     Accounts receivable - JIB, net of allowance of $20,500                       39,712                     22,319
     Accounts receivable - related party                                         435,448                    347,589
     Prepaid expenses                                                          7,720,506
                                                                     -------------------       --------------------

         Total current assets                                                  8,247,234                    392,568
                                                                     -------------------       --------------------

Properties and equipment, at cost                                              4,833,110                  1,638,403
Less - accumulated depreciation, depletion and amortization                      139,453                     92,650
                                                                     -------------------       --------------------

         Property and equipment, net                                           4,693,657                  1,545,753
                                                                     -------------------       --------------------

Other assets                                                                      83,851                        525
                                                                     -------------------       --------------------

TOTAL ASSETS                                                         $        13,024,742       $          1,938,846
                                                                     ===================       =====================

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          June 30,                 December 31,
                                                                            1997                      1996
                                                                     -------------------       --------------------
                                                                         (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Cash overdraft                                                  $             2,497       $
     Accounts payable                                                            144,879                    121,063
     Production payable                                                          352,309                    232,272
     Accrued interest payable                                                     58,256                     47,643
     Accrued payroll taxes payable                                                38,890                        672
     Notes payable                                                               509,817                    467,963
     Accounts Payable - interest owners                                           83,495                     74,347
     Wages payable                                                               172,417
     Current portion of long term debt                                             1,700
                                                                     -------------------       --------------------

         Total current liabilities                                             1,364,260                    943,960
                                                                     -------------------       --------------------

Long term debt                                                                    19,183
                                                                     -------------------       --------------------

         Total liabilities                                                     1,383,443                    943,960
                                                                     -------------------       --------------------

STOCKHOLDERS' EQUITY
     Common stock - par value $.001, 100,000,000 shares
         authorized, 18,215,283 shares issued and outstanding                     18,215                      8,397
     Common shares to be issued                                                   21,500                     21,500
     Stock subscriptions receivable                                               (5,000)                    (5,000)
     Additional paid in capital                                               14,070,627                  1,797,445
     Retained deficit                                                         (2,464,043)                  (827,456)
                                                                     -------------------       --------------------

         Total stockholders' equity                                           11,641,299                    994,886
                                                                     -------------------       --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $        13,024,742       $          1,938,846
                                                                     ===================       =====================


              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
REVENUES
     Oil and gas production                     $     96,865    $     59,839    $    152,012    $    122,959
     Operating income                                 16,800           1,950          23,800           3,900
     Other income                                          5              16              16              53
                                                ------------    ------------    ------------    ------------
         Total revenues                              113,670          61,805         175,828         126,912
                                                ------------    ------------    ------------    ------------
EXPENSES
     Production expenses                             136,871          47,023         159,248         113,423
     Depreciation, depletion and amortization         32,656          25,631          46,803          52,045
     General and administrative expenses           1,093,026          31,745       1,606,364          80,243
                                                ------------    ------------    ------------    ------------
     Total expenses                                1,262,553         104,399       1,812,415         245,711
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $ (1,148,883)   $    (42,594)   $ (1,636,587)   $   (118,799)
                                                ============    ============    ============    ============

Net income (loss) per common share              $     (0.086)   $     (0.005)   $     (0.123)   $     (0.014)
                                                ============    ============    ============    ============

Weighted average shares outstanding               13,336,959       8,706,000      13,336,959       8,706,000
                                                ============    ============    ============    ============

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                 1997                    1996
                                                                           ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                     $   (1,636,587)         $       (240,836)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation, depletion and amortization                          1,076,297                    66,026
              Changes in operating assets and liabilities:
                  (Increase) decrease -
                      Accounts receivable                                         (47,698)                   20,493
                  Increase (decrease) in -
                      Accounts payable and accrued expenses                       254,212                    62,601
                      Revenues payable                                            120,037                   106,241
                                                                           ---------------         ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (233,739)                   14,525
                                                                           ---------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in other assets                                             (326)                     (300)
     (Increase) decrease in due from related parties                              (87,859)                  (83,566)
     Purchase of property and equipment                                          (148,511)                   (6,699)
                                                                           ---------------         ----------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (236,696)                  (90,565)
                                                                           ---------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds (payments) on notes and loans payable, net                           19,038
     Proceeds from borrowings from interest owners                                                           34,597
     Increase (decrease) in cash overdraft                                         (2,497)                   (2,660)
     Sale of common stock                                                         450,000                    45,500
                                                                           ---------------         ----------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               466,541                    77,437
                                                                           ---------------         ----------------

NET INCREASE (DECREASE) IN CASH                                                    (3,894)                    1,397

CASH, Beginning of period                                                           1,397
                                                                           ---------------         ----------------

CASH, End of period                                                        $       (2,497)        $           1,397
                                                                           ===============         ================

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

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1997, the results of operations and changes in cash flows for the six months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1997.

3. SALE OF COMMON STOCK

During the six months ended June 30, 1997, the Company sold 1,800,000 shares of common stock, in reliance on exemptions from registration, at a price of $.25 per share for total cash considerations of $450,000. This stock is subject to the provisions of Rule 144, which requires a one-year restriction. Also, the Company entered into consulting agreements with ten separate individuals, where the Company issued each of these individuals 700,000 shares of common stock, for which a registration statement on

S-8 is effective, The contracts were actually prepared in December of 1996 when the average stock price was $0.25 per share for a value of $1,750,000, but due to the status of the Company the stock was not issued until March of 1997 at which time the stock had an average price of $2.50 per share for a value of $17,500,000. During the second quarter of 1997, the Company terminated seven of the contracts and retired 3,500,000 shares of the common stock, at no cost to the company, that the Company had issued in regard to the above mentioned consulting agreements. During April, 1997 the Company acquired Energy Reclaim Refrigeration, Inc. and the Northridge oil and gas properties with 3,333,333 shares and 1,100,000 shares respectively of the Company's restricted common stock.

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

OVERVIEW:

Effective May 2, 1995, the Company acquired Cumberland. Cumberland operates oil and gas properties, for accounting purposes; the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). The historical financial statements prior to May 2, 1995 are those of Cumberland.

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

In April 1997, the Company acquired Energy Reclaim Refrigeration, Inc. (Energy) and over sixty oil and gas wells. The Company intends to place Energy into full production during the current year. This will require additional capital, which the Company plans to raise through equity financing. There are no assurances that the Company can raise the financing. Energy has built a prototype to prove the technology for its by-pass chiller and is in negotiations with a major utility company to jointly build and test a production prototype. This is a commercial refrigeration unit that will increase the efficiency of a chiller by twenty-five (25%) to thirty (30%) percent. There is currently a patent pending on this process and application. Energy has had a production model of its fresh-catch unit on a shrimp boat for over a year and a half. The fresh-catch unit captures waste heat to create refrigeration. It has the ability to both freeze and refrigerate at the same time. The Company currently has several marketing agreements in place for both the fresh-catch unit and the by-pass chiller. The Company holds a process and application patent on both the fresh-catch unit and the magnetron unit. The magnetron unit is for residential use.

The Company periodically evaluates other businesses within what it broadly describes as the energy industry. The Company does not expect that any associated costs to evaluate such business projects will impair its liquidity.

RESULTS OF OPERATIONS:


Three months ended June 30, 1997 and 1996 -

Revenues increased from $61,805 for the three months ended June 30, 1996 to $113,670 for the three months ended June 30, 1997. Production expenses increased from $47,023 for the three months ended June 30, 1996 to $136,871 for the three months ended June 30, 1997 primarily as a result of the work over of several wells.

General and administrative expenses increased from $31,745 for the three months ended June 30, 1996 to $1,093,026 for the three months ended June 30, 1997 primarily as a result of the amortization of the prepaid consulting expenses referred to in footnote 3 in the notes to the consolidated financial statements.

Six months ended June 30, 1997 and 1996 -

Revenues increased from $126,912 for the six months ended June 30, 1996 to $175,828 for the six months ended June 30, 1997 primarily as a result of the work over of several wells as well as the purchase of the additional working interests. Production expenses increased from $113,423 for the six months ended June 30, 1996 to $159,248 for the six months ended June 30, 1997 primarily as a result of the work over of several wells.

General and administrative expenses increased from $80,243 for the three months ended June 30, 1996 to $1,606,364 for the three months ended June 30, 1997 primarily as a result of the amortization of the prepaid consulting expenses referred to in footnote 3 in the notes to the consolidated financial statements.



PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        27  FINANCIAL DATA SCHEDULE

(B)  REPORTS ON FORM 8-K

        ITEM 2, APRIL 7, 1997.
        ITEM 2, APRIL 23, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
(Registrant)

Date:    July 17, 1997                  /s/ C. E. Justice
                                        President (principal executive officer)

Date:    July 17, 1997                  /s/ Michael D. Herrington
                                        Chief Financial Officer, Treasurer
                                        (principal accounting officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
