Form 10KSB40/A
period 1996-12-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-07-18
CIK 841282

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1

           [X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                       COMMISSION FILE NUMBER 33-55254-07

                      LONE STAR INTERNATIONAL ENERGY, INC.
                 (Name of small business issuer in its charter)

          NEVADA                                       87-434288
(State of incorporation)                    (IRS Employer Identification Number)


        200 PALO PINTO, SUITE 108                        76086
          WEATHERFORD, TEXAS                           (Zip code)
(Address of principal executive offices)



                                 (817) 598-0542
                           Issuer's telephone number

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: None

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         No  X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for fiscal 1996:  $286,860

     State the aggregate market value of the voting stock held by non-affiliates computed using $2.38, the price at which the stock sold on April 10, 1997: $25,399,241

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, Par Value $.001        19,005,283 Shares as of April 11, 1997

     Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

                               TABLE OF CONTENTS



                                    PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS..................................

PART II.

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

                          PRICE RANGE OF COMMON STOCK

                                                       HIGH           LOW
                                                     --------       -------
1995:
     Third Quarter August 31, 1995 through
               September 30, 1995                    4                1/10
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

                  The Company has not paid dividends on its Common Stock, and it is the present policy of the Company not to do so, but to retain earnings for future growth and business.

                  Between April 6, 1995 and January 9, 1996 the Company issued in a single offering 1,421,950 shares of its common stock at $0.50 per share to sixty-nine investors in exchange for cash in the total amount of $710,975.00. The Company relied upon Rule 505 of Regulation D promulgated under the Securities Act of 1933 for an exemption from registering the stock based upon the purchasers being accredited investors, or having alone or with their purchaser representatives sufficient financial knowledge and experience to evaluate the risks and merits of investment in the stock, having financial ability to bear the risk, and purchasing the stock for their own accounts.

                  On October 10, 1995 the Company issued 760,000 shares of its common stock valued at $3.00 per share to eight investors in exchange for oil and gas interests assigned to the Company by such investors. The Company relied upon Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the solicitation and the sophistication of the investors.

                  On November 10, 1995 the Company issued 200,000 shares of its common stock valued at $.50 per share to two investors as compensation for services rendered to the Company. The Company relied upon Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the solicitation and the sophistication of the investors.

                  On December 11, 1995 the Company issued 40,000 shares of its common stock valued at $.50 per share to three investors as compensation for services rendered to the Company. The Company relied upon Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the solicitation and the sophistication of the investors

                  Between February 12, 1997 and April 11, 1997 the Company issued in a single offering 1,800,000 shares of its common stock at $0.25 per share to twenty-nine investors in exchange for cash in the total amount of $450,000.00. The Company relied upon Regulation D under the Securities Act of 1933 for an exemption from registering the stock based upon the purchasers' representing that they were accredited investors as that term is defined in Regulation D.

                  On or about April 1, 1997 the Company issued 1,100,000 shares of its common stock valued at $3,025,000.00 ($2.75 per share) to Northridge Oil Company, Northridge LLC and Oil Fund 100 LLC in exchange for all of the assets of Northridge Oil Company, 100% of the working interest including 2,200 barrels of oil inventory of Northridge LLC and Oil Fund 100 LLC. The Company relied on
Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the transaction and the sophistication of the investors.

                  On or about April 7, 1997 the Company issued 3,333,333 shares of its common stock valued at $3.00 per share to one investor for all of the issued and outstanding common stock of Energy Reclaim Refrigeration, Inc. The Company relied on Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the transaction and the sophistication of the investor.

                                   SIGNATURES



                  Pursuant to the requirements of Section 12 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LONE STAR INTERNATIONAL ENERGY, INC.




Date:  July 18, 1997                  By:  /s/  C. E. Justice
                                           ------------------------------
                                           C. E. Justice, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:




Date:  July 18, 1997                  By:  /s/  Cecil E. Justice
                                           -------------------------------
                                           C.E. Justice, President and Director
                                           (Principal executive officer)


Date:  July 18, 1997                  By:  /s/  Michael D. Herrington
                                           ------------------------------------
                                           Chief Financial Officer, Treasurer
                                           and Director (Principal accounting
                                           officer)


Date:  July 18, 1997                  By:  /s/  William D. Josserand, Jr.
                                           ------------------------------------
                                           Vice President of Field Operations,
                                           Secretary and Director