Form 10QSB
period 1997-09-30
LONE STAR INTERNATIONAL ENERGY INC
filed 1997-11-19
CIK 841282

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                 (817) 598-0542
                            Issuer's telephone number



Check whether the issuer (1) filed all the reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, Par Value $.001; 20,550,283 Shares as of November 14, 1997

Transitional Small Business Disclosure Format: Yes [   ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 September 30,    December 31,
                                                                     1997             1996
                                                                 -------------    ------------
                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash and marketable securities                               $1,087,265       $    1,397
     Accounts receivable - oil and gas revenues                       45,750           21,263
     Accounts receivable - JIB, net of allowance of $20,500           43,143           22,319
     Accounts receivable - related party                             328,684          347,589
     Prepaid expenses                                              1,162,877
                                                                  ----------       ----------

         Total current assets                                      2,667,719          392,568
                                                                  ----------       ----------

Properties and equipment, at cost                                  5,982,320        1,638,403
Less - accumulated depreciation, depletion and amortization          186,464           92,650
                                                                  ----------       ----------

         Property and equipment, net                               5,795,856        1,545,753
                                                                  ----------       ----------

Other assets                                                          85,139              525
                                                                  ----------       ----------

TOTAL ASSETS                                                      $8,548,714       $1,938,846
                                                                  ==========       ==========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   September 30,       December 31,
                                                                        1997               1996
                                                                   --------------      -------------
                                                                     (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                               $   680,051        $   121,063
     Production payable                                                 276,187            232,272
     Accrued interest payable                                            51,461             47,643
     Accrued payroll taxes payable                                      111,850                672
     Notes payable                                                      404,072            467,963
     Accounts Payable - interest owners                                  23,795             74,347
     Wages payable                                                      435,780
     Debenture payable                                                2,500,000
     Current portion of long term debt                                    1,700
                                                                    -----------        -----------

         Total current liabilities                                    4,484,896            943,960
                                                                    -----------        -----------

Long term debt                                                           17,993
                                                                    -----------        -----------
         Total liabilities                                            4,502,889            943,960
                                                                    -----------        -----------

STOCKHOLDERS' EQUITY
     Common stock - par value $.001, 100,000,000 shares
         authorized, 20,550,283 shares issued and outstanding            20,550              8,397
     Common shares to be issued                                          44,500             21,500
     Stock subscriptions receivable                                      (5,000)            (5,000)
     Additional paid in capital                                       6,889,492          1,797,445
     Retained deficit                                                (2,903,717)          (827,456)
                                                                    -----------        -----------

         Total stockholders' equity                                   4,045,825            994,886
                                                                    -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 8,548,714        $ 1,938,846
                                                                    ===========        ===========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended               Six Months Ended
                                                         September 30,                   September 30,
                                                     1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
REVENUES
     Oil and gas production                     $    126,086    $     59,839    $    305,060    $    122,959
     Operating income                                 16,800           1,950          40,600           3,900
     Other income                                      5,461              16           5,477              53
                                                ------------    ------------    ------------    ------------
         Total revenues                              148,347          61,805         351,137         126,912
                                                ------------    ------------    ------------    ------------
EXPENSES
     Production expenses                             114,285          47,023         254,862         113,423
     Depreciation, depletion and amortization         32,857          25,631          93,814          52,045
     General and administrative expenses           1,019,823          31,745       2,078,722          80,243
                                                ------------    ------------    ------------    ------------
     Total expenses                                1,166,965         104,399       2,427,398         245,711
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $ (1,018,618)   $    (42,594)   $ (2,076,261)   $   (118,799)
                                                ============    ============    ============    ============

Net income (loss) per common share              $     (0.067)   $     (0.005)   $     (0.137)   $     (0.014)
                                                ============    ============    ============    ============

Weighted average shares outstanding               15,121,552       8,706,000      15,121,552       8,706,000
                                                ============    ============    ============    ============

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                    1997             1996
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                          $(2,076,261)     $  (240,836)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation, depletion and amortization              513,453           66,026
              Changes in operating assets and liabilities:
                  (Increase) decrease -
                      Accounts receivable                           (45,311)          20,493
                  Increase (decrease) in -
                      Accounts payable and accrued expenses       1,058,241           62,601
                      Revenues payable                               43,915          106,241
                                                                -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (505,963)          14,525
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in other assets                            (84,614)            (300)
     (Increase) decrease in due from related parties                 18,905          (83,566)
     Purchase of property and equipment                          (1,196,696)          (6,699)
                                                                -----------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (1,262,405)         (90,565)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds (payments) on notes and loans payable, net          2,404,236
     Proceeds from borrowings from interest owners                                    34,597
     Increase (decrease) in cash overdraft                                            (2,660)
     Sale of common stock                                           450,000           45,500
                                                                -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               2,854,236           77,437
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH                                   1,085,868            1,397

CASH, Beginning of period                                             1,397
                                                                -----------      -----------
CASH, End of period                                             $ 1,087,265      $     1,397
                                                                ===========      ===========

                      LONE STAR INTERNATIONAL ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


1. ORGANIZATION AND BASIS OF PRESENTATION

Organization - Lone Star International Energy, Inc., a Nevada Corporation (the "Company"), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. To reincorporate as a Nevada corporation, on December 1, 1993, the Company's shareholders approved a merger with a newly formed Nevada corporation with the same name. A Certificate of Merger of the Utah and Nevada corporations was executed on December 30, 1993 and following that action the Utah Corporation filed Articles of Dissolution in Utah on December 30, 1993. In October 1995 the Company discovered that Articles of Merger had not been recorded in Nevada. As a result, the status of the company resulting from the filing of the Articles of Dissolution in 1993 and the filing of the Articles of Merger in 1995 was not clear. The Company consulted the Director, Divisions of Corporations State of Utah in August 1997, and through the cooperation of that office concluded that the previous dissolution of Quiescent in Utah was not effective. A Notice of merger was prepared and filed with the Utah Department of Commerce, Division of Corporations and Commercial Code on October 12, 1997, which included the Articles of Merger and the Plan of Merger. These actions result in the status of the company being corrected to reflect that the original Quiescent Corporation, a Utah Corporation remained in existence until the merger with Cumberland Companies, Inc. on October 12, 1995, with the formality of notifying Utah via the notice of Merger occurring on October 12, 1997. Consequently, Quiescent was re-incorporated in Nevada effective October 12, 1995. The Company had no operations until the completion of the reverse acquisition described below on May 2, 1995.

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

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1997, the results of operations and changes in cash flows for the nine months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1997.

3. SALE OF COMMON STOCK

During the nine months ended September 30, 1997, the Company sold 1,800,000 shares of common stock, in reliance on exemptions from registration, at a price of $.25 per share for total cash considerations of $450,000. This stock is restricted and subject to the provisions of Rule 144, which requires a minimum one-year holding restriction. In November 1996, the Company negotiated consulting agreements with ten separate individuals, whereby the Company was to issue each consultant a total of 700,000 shares of common stock as consideration for the services to be performed over a one-year contract. The consulting services contracted with these ten individuals included regional marketing coordinators for the Mid West, Northeast, West Coast and Southeast regions; investor relations; media events coordinator; mass marketing computer coordinator; due diligence analysis; asset evaluation; and project director. Although the contracts were negotiated and completed in 1996, the Company issued the shares of common stock to each of these individuals in the first quarter of 1997, for which a registration statement on S-8 was effective. In prior reporting periods, the Company reported these consulting contracts and the stock compensation issued to the consultants at the average share price at the time the shares were registered under the S-8 registration. A review of this situation and after consulting with the Company's auditors, it was determined that due to minimum trading activity in the Company's stock at the time the contracts were negotiated the value of the consideration given be correctly stated at a price of $0.10 per share, and this correction to the Company's accounts is reflected herein. The Company will also amend its prior filings to reflect this change in value of the compensation for the consulting contracts. During the second quarter of 1997, the Company terminated seven of the contracts and retired 3,500,000 shares of the common stock, at no cost to the company, that the Company had issued in regard to the above mentioned consulting agreements. In addition, during this current reporting period, an additional 900,000 shares of the common stock issued in accordance with the ten consulting contracts was returned to the company at no cost, and is being retired. During April, 1997 the Company acquired Energy Reclaim Refrigeration, Inc. and the Northridge oil and gas properties with 3,333,333 shares and 1,100,000 shares respectively of the Company's' restricted common stock.
During the first quarter, the Company entered into a consulting agreement with a petroleum engineer, to provide engineering services to the Company for a two-year term. As consideration for these services, the Company issued 250,000 shares of common stock during the third quarter, for which a registration statement on S-8 was effective. In addition, during the third quarter, the Company entered into separate consulting agreements with two consultants, wherein each was to provide due diligence services with regard to a possible merger being proposed to the Company, as well as performing promotional services to assist the Company in creating awareness of its goods and services. In consideration for the services to be performed over a three-year period, each consultant was issued 500,000 shares of common stock for which a registration statement on S-8 was effective. The Company during the third quarter cancelled and terminated the consulting contract of one of these consultants and through a compromise and settlement, will redeem 425,000 shares of the common stock previously issued, and these shares will be retired at no cost to the Company. Finally, during the third quarter the company entered into a consulting agreement an investor relations and public relations firm for a one year period. As compensation, the Company issued 280,000 shares of its restricted Rule 144 common stock.

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

In April 1997, the Company acquired Energy Reclaim Refrigeration, Inc. (Energy), and made it a wholly owned subsidiary. As a result of this acquisition, the Company now owns the patents to two new energy savings absorption refrigeration technology devices, one referred to as the "Magnetron" Residential System, and the second as the "Fresh Catch." A third patent for the "By-Pass Chiller" is currently pending. As demonstrated by the Company's prototype, the By-Pass Chiller when retrofitted to an existing refrigeration unit is expected to reduce the kilowatt demand resulting in proven energy consumption reduction by approximately 25% to 30%. Based upon the test results of the By-Pass Chiller prototype, the Company has begun development of the production model, and is engaged in negotiations with a major public utility to conduct a pilot project. Under the pilot project, a production model of the By-Pass Chiller will be retrofitted to the air conditioning system on one of the utility's buildings. The utility will then beta test, data log and provide its engineering assistance necessary for the commercial production of the By-Pass Chiller. The main applications for the By-Pass Chiller include office complexes, skyscrapers, power plants, factories, utility companies and any other facility interested in reducing energy costs and using a minimum 25-ton air conditioning system.

The Company's patented latent heat absorption refrigeration system called the Fresh Catch, designed initially for the fishing industry, can be attached to any heat source (exhaust heat from the diesel engine, steam waste, hot water waste pipe, etc.) and transforms the heat to provide freezing, refrigeration, as well as air conditioning for the entire vessel. The resulting refrigeration from the Fresh Catch system operates virtually without cost, has no moving parts and is completely environmentally friendly. A prototype model of the Fresh Catch has been employed for testing on a shrimp trawler owned by Offshore Vessel and Equipment, Inc. ("Offshore"). In addition to the commercial fishing industry, this technology has applications for cargo ships, luxury cruise ships, and offshore drilling rigs.

Based upon the test results of the By-Pass Chiller prototype and the Fresh Catch deployed on the shrimp trawler, the Company entered into an exclusive marketing and distribution contract with Offshore, whereby Offshore was granted the global marketing and distribution rights to the Fresh Catch for commercial fishing and other maritime industry applications. In addition, Offshore was granted marketing and distribution rights to the By-Pass Chiller for the States of Florida, Georgia, Alabama, Mississippi, Louisiana, and the coastal areas of the State of Texas. To date, the Company has received purchase orders for its By-Pass Chiller and Fresh Catch units totaling approximately $6,000,000.00 in proposed sales. No assurance can be given that such purchase orders will ultimately result in sales revenue. The Company has elected not to accept additional purchase orders until such time as its manufacturing facility is completed and actual production of the units is underway.

In July 1997, the Company completed an unregistered debenture offering. The total commitment under the private placement was $5,000,000.00; however, the Company has drawn down only one-half or $2,500,000.00 as of the date of this report. Proceeds from the private placement were used to secure the acquisition of equipment necessary to complete the manufacturing facility for the Fresh Catch and By-Pass Chiller units. Critical to the manufacturing process was the Bystronic CNC Laser Center, which was purchased at a cost of $650,000.00. Delivery and installation of the laser was completed in late September at the Company's 27,000 sq. ft. manufacturing and assembly facility in Mineral Wells, Texas. This laser is only one of an estimated three of its size and capabilities in the State of Texas, and it will allow the Company to substantially manufacture both of its products in house, guaranteeing quality control as well as achieving both significant cost and time savings as a result.

With the installation of the laser equipment, the Company will also be in a position to offer contract cutting and machining services to other original equipment manufacturers. With that in mind, the Company is in preliminary negotiations with several companies to provide such services, and plans to formalize these agreements over the next several weeks after the laser is operational.

The Company's oil and gas division has adopted the business philosophy of acquiring existing cash flow properties to add to its current inventory of producing properties. The targeted property acquisitions will be low risk with multiple up-side potential for return on investment through further development of the existing producing reserves. The initial acquisition made in April by the Company involved approximately 60 wells from Northridge Oil Company. These wells were all located in Texas, and were made up of a combination of oil and gas producers. The majority of the acquired wells were shut-in and required remedial work on equipment in order to restore production. The Company has undertaken a systematic approach to the evaluation of each of these wells, and is completing the remedial work in an orderly fashion to restore production.

As a result of the Northridge property acquisition, the Company now owns and operates approximately 28 different oil and gas properties, consisting of a total of 100 wells. Many of these wells remain shut-in as the remedial work is continuing. Gross current monthly production includes over 800 barrels of oil and 25 million cubic feet of gas. The Company's average net revenue interest is eighty percent (80%). These levels are expected to increase as additional shut-in wells are restored to production.

The Company is currently negotiating the renewal of its natural gas contracts, which cover the sale of its natural gas production. The renewal contracts are expected to increase cash flow from sale of production by up to 25% with no increase in current volumes produced. At existing production and revenue levels, the oil and gas division of the Company is self-sufficient. The Company is poised to expand this division through the liquidation of certain marginal wells and the acquisition of other more productive properties, some of which have already been targeted.

The Company periodically evaluates other businesses within what it broadly describes as the energy industry. The Company does not expect that any associated costs to evaluate such business projects will impair its liquidity.

RESULTS OF OPERATIONS:

Three months ended September 30, 1997 and 1996 -

Revenues increased from $61,805 for the three months ended September 30, 1996 to $148,347 for the three months ended September 30, 1997. Production expenses increased from $47,023 for the three months ended September 30, 1996 to $114,285 for the three months ended September 30, 1997 primarily as a result of the work over of several wells.

General and administrative expenses increased from $31,745 for the three months ended September 30, 1996 to $1,019,823 for the three months ended September 30, 1997. The basis of the increase includes amortization of consulting fees of $299,944, expenses related to Energy Reclaim Refrigeration of $203,741, wages of $100,394 and legal and professional fees of $314,781.

Nine months ended September 30, 1997 and 1996 -

Revenues increased from $126,912 for the nine months ended September 30, 1996 to $351,137 for the nine months ended September 30, 1997 primarily as a result of the work over of several wells as well as the purchase of the additional working interests. Production expenses increased from $113,423 for the nine months ended September 30, 1996 to $254,862 for the nine months ended September 30, 1997 primarily as a result of the work over of several wells.

General and administrative expenses increased from $80,243 for the six months ended September 30, 1996 to $2,078,722 for the three months ended September 30, 1997. The basis of the increase includes amortization of consulting fees of $440,264, expenses related to Energy Reclaim Refrigeration of $495,686, wages of $516,547 and legal and professional fees of $410,205.

PART II--OTHER INFORMATION

ITEM 2.  DESCRIPTION OF SECURITIES

During the third quarter the Company entered into a private transaction with an individual, whereby the individual loaned the Chairman of the Company money collateralized by the Chairman's stock. The Chairman then loaned the money to the Company. As additional consideration for the transaction and utilization of proceeds, the Company then issued the lender a Warrant Certificate for 50,000 Warrants to purchase common stock. The certificate was issued July 29, 1997 and is valid for two years, expiring at 5:00 P.M. July 28, 1999. The warrants may be exercised to purchase one share of common stock for each warrant at the exercise price of $3.00 per share.

Through an unregistered debenture offering in the third quarter, the Company issued four convertible debentures for a cumulative funding of $2,500,000.00, and the commitment to fund an additional $2,500,000.00 of debentures at a later date as may be required by the company. The four debentures issued are made up of two instruments of $1,000,000.00 each, an instrument in the face amount of $300,000.00 and an instrument in the amount of $200,000.00. Each debenture provides for interest at the rate of 8%, and allows the holder to convert up to one-third of the face amount plus interest, into free trading common stock of the company on the earliest of either the effective date of the registration statement to be completed by the Company in accordance with the debenture offering, or October 15, 1997. The holder is entitled to convert an additional one-third of the face amount thirty days after the initial conversion, and the final one-third may be converted sixty days after the initial conversion. For purposes of computing the conversion rate, the share price to be utilized is 75% of the average of the 5 day closing bid price of the shares for the 5 trading days immediately preceding the date of conversion. The Company has negotiated an amendment to the debentures with the holders thereof. This amendment allows the Company a ninety-day exclusive option to redeem the debentures for a fixed cash amount plus interest. This exclusive option period begins October 15, 1997, and the debenture holders agreed not to attempt to convert or assign the debentures during that period. As additional consideration to the debenture holders for granting the Company this exclusive option, the Company will issue the holders a total of 1,000,000 warrants for the purchase of common stock. These warrants will have a two year term from the effective date of the registration statement for the underlying securities. The exercise price will be equal to the market price of the stock on the day the registration statement is effective.

As previously reported herein, the Company entered into three separate consulting agreements during the previous nine months. As consideration for the services to be performed, the Company issued a total of 1,250,000 shares of common stock for which a registration statement on S-8 was effective. Since that time, one of these consulting contracts was terminated, and in settlement thereof, 425,000 shares of common stock issued with the S-8 registration statement will be redeemed and retired by the Company. In addition, the Company entered into a consulting agreement with a new investor relations/public relations group whereby 280,000 shares of restricted common stock was issued.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

       Item 2, April 7, 1997.
       Item 2, April 23, 1997.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
------------------------------------
(Registrant)

Date:    November 18, 1997               /s/ C. E. Justice
                                         President (principal executive officer)

Date:    November 18, 1997               /s/ Michael D. Herrington
                                         Chief Financial Officer, Treasurer
                                         (principal accounting officer)