Form 10KSB
period 1997-12-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1998-04-15
CIK 841282

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                         Commission File Number 0-17244
                      LONE STAR INTERNATIONAL ENERGY, INC.
                 (Name of small business issuer in its charter)

          NEVADA                                          87-0434288
  (State of incorporation)                  (IRS Employer Identification Number)

                                 528 GRANT ROAD
                           MINERAL WELLS, TEXAS 76067
               (Address of principal executive offices) (Zip code)

                                 (940) 325-1700
                            Issuer's telephone number

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock Par Value $.001

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for 1997: $603,140

State the aggregate market value of the voting stock held by non-affiliates computed using $.35, the price at which the stock was sold on April 13, 1998:
$4,675,355

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, Par Value $.001; 20,005,283 Shares as of April 13, 1998

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORICAL INFORMATION

Lone Star International Energy, Inc., a Nevada Corporation (the "Company"), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. The Company reincorporated as a Nevada corporation on October 12, 1995. The Company had no operations until the completion of the reverse acquisition described below on May 2, 1995.

Reverse Acquisition The Company entered into an Agreement dated as of April 10, 1995, with Cumberland Petroleum, Inc., a privately held Texas corporation ("Cumberland"), pursuant to which, on May 2, 1995 the Company acquired from C.E. Justice, 100% of the capital stock of Cumberland in exchange for the issuance of 5,000,000 shares of the Company's common stock. Cumberland operated oil and gas properties. The Company changed its name to Cumberland Holdings, Inc. on May 3, 1995, and to Cumberland Companies, Inc. on August 17, 1995, and to Lone Star International Energy, Inc. on January 30, 1997.

In April 1997, the Company acquired all of the common stock of Energy Reclaim, a privately held Texas corporation, from Calvin Cline in exchange for 3,333,333 shares of Common Stock and entered into an employment contract with Mr. Cline. As a result of this acquisition, the Company through Energy Reclaim now owns the rights to two energy saving absorption refrigeration technology processes, one a process referred to as the "By-Pass Chiller(TM)" for which a patent application is pending, and the second a process referred to as the "Fresh Catch(TM)" for which a patent has been issued. In addition, Energy Reclaim has a patent on a residential version of the By-Pass Chiller(TM).

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

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

The Company, through its subsidiary Energy Reclaim Refrigeration, Inc. ("Energy Reclaim"), is engaged in the development of energy reclamation products designed to produce greater energy efficiency by harnessing heat exhaust to produce refrigeration. These products have been initially developed to provide more energy efficient refrigeration and freezing for the fishing industry, but have additional applications.

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

During the second quarter of 1998, Energy Reclaim expects to complete the testing of its production model of the Fresh Catch(TM), and will have it installed on a fishing vessel in Louisiana for actual field test operation. Once the installation and testing is completed, Energy Reclaim will commence fabrication of the Fresh Catch(TM) units for sale and delivery, and expect the first of such units to be available for existing purchase orders during the third quarter of 1998. Energy Reclaim further plans to complete its pilot test project with a utility company with the installation of its production model By-Pass Chiller(TM) unit on a selected utility building during the second quarter. Energy Reclaim expects to enter into several pilot test projects in different parts of the country, with each such pilot test project providing valuable beta test data on the performance of the units. Energy Reclaim believes that by the mid third quarter it will be ready to fabricate the production model By-Pass Chiller(TM) unit for sale and delivery, with the first units going to supply existing purchase orders.

The Company has seventeen employees.

The address of the Company's principal executive office is 528 Grant Road, Mineral Wells, Texas 76067. The Company's telephone number is (940) 325-1700.

During 1997 the Company spent $523,000 on research and development activities.

OTHER BUSINESS MATTERS

The Company has limited oil and gas operating history and its future success in this area depends upon its ability to profitably operate its existing wells, develop existing fields, and to expand its operations through the acquisition of additional oil and gas producing properties and/or the acquisition of additional oil and gas leases. No assurance can be given that the Company will be successful in economically developing its existing fields or in making such acquisitions. If the Company is successful in acquiring additional leases, it faces the risk that the geology reports on which it relies are inaccurate, that the oil and/or gas reserves are less than anticipated, that it will not have sufficient funds to drill on the property, that it will not be able to market the oil and/or gas due to a lack of a market or the lack of pipelines, and that fluctuations in the prices of oil and/or gas will make development of those leases uneconomical.

Also, through Energy Reclaim the Company is developing new, unproven products with which it has no operating history and no manufacturing experience. The Company's future success in this area will depend on its ability to economically finance, manufacture and market its Fresh Catch(TM) and By-Pass Chiller(TM) units, and to develop and market additional concepts for which patents may be issued.

In both its oil and gas operations and with its Energy Reclaim operations, the Company is also subject to all of the risks inherent in attempting to expand a relatively new business venture. These risks include, but are not limited to, possible inability to profitably operate its existing oil and gas properties or properties to be acquired in the future, the inability to acquire additional profitable oil and gas properties, the existence of undisclosed actual or contingent liabilities, product design and manufacturing liabilities, and the inability to fund the capital requirements of its businesses.

Competition for the sale of oil and gas is principally related to pricing as it is affected by quality, availability of transportation and transportation costs. The price for the oil is widely followed and is generally subject to worldwide market factors. The Company's oil and gas exploration activities are centered in a highly competitive field. In seeking any other suitable oil and gas properties for acquisition, or drilling rig operators and related personnel and equipment, the Company will be competing with a number of other companies, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that the Company's initial competitive position in the oil and gas industry will be significant.

The Company had sales to the following companies that amounted to 10% or more of oil and gas revenues:

                                                                1996          1997
                                                               ------        ------
          Team Energy Marketing Co.                              29%           22%
          Geer Tank Trucks, Inc.                                 32%           15%
          Atoka Resources Corp.                                  29%           27%
          Warren                                                  1%           14%

Because of the ready market for its oil and gas, the Company does not consider itself dependent on any single customer or group of customers.

The Company's Fresh Catch(TM) and By-Pass Chiller(TM), and other energy reclaim products which may be developed, will be marketed in a highly competitive field. There can be no assurance that these products will gain a significant level of acceptance from consumers or that significant sales will be realized to make the Company's manufacturing and marketing of these products profitable. Further, there can be no assurance that the Company's products will be able to compete with existing energy efficiency products and processes currently marketed by other companies, or that new and more attractive products and processes will not be developed by competitors or that any new products will not diminish such market share as the Company may build with its products.

The Company must comply with laws affecting the discharge of materials into the environment. Compliance with such laws has not been a material factor in the Company's operations.

No loss of oil and gas production insurance coverage has been sought by the Company. Prior to 1997 contractors performed many of the oil and gas services normally requiring employees. As a result the Company had only two officers in 1996. The Company had one employee in 1996. During 1997 the Company hired five additional officers and 18 additional employees.


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

OIL AND GAS PROPERTY ACQUISITION

The Company's oil and gas division has adopted the business philosophy of acquiring existing oil and gas reserves that can add to the Company's cash flow. The targeted property acquisitions are intended to be low risk with multiple up-side potential for return on investment through further development of the existing producing reserves.

After the reverse acquisition in 1995, the oil and gas properties that were operated by Cumberland were acquired by the Company in the third quarter of 1995 in exchange for common stock and notes. These properties consisted of interests in 39 wells in Texas.

In April 1997 the Company purchased leases with varying working interests in approximately 60 wells from Northridge Oil Company, a Colorado corporation, and related entities for consideration of 1,100,000 shares of common stock of the Company. These wells were located in Clay, Jack, Wise and Parker Counties, Texas, and were made up of a combination of oil and gas properties. The majority of the acquired wells were shut-in and required remedial work on equipment in order to restore production. The Company undertook a systematic approach to the evaluation of each of these wells, to complete the remedial work in an orderly fashion to restore production. Production on these wells increased from a total of 3,875 equivalent barrels per day at the time of acquisition to 13,609 equivalent barrels per day by December 1997.

Effective January 1, 1998, the Company acquired a 75% working interest (approximately a 59.7% net revenue interest) in the Two Medicine Cut Bank Sand Unit ("Cut Bank Unit") located in Glacier and Pondera Counties, Montana, from the bankruptcy estate of Mont-Mill Operating Company. The acquisition was made jointly with Prism Corporation ("Prism") of Tulsa, Oklahoma, who will own the remaining 25% working interest in the Cut Bank Unit. Because the Company does not operate oil and gas properties in the State of Montana, the decision was made to form a limited liability company to take actual title to the Cut Bank Unit, and to serve as the Unit operator. Consequently, the Company and Prism formed Provident Energy Associates of Montana, L.L.C. of which the Company owns 75% while Prism owns the remaining 25%. Prism Corporation which has operating experience in several states, and who was the operator of the Cut Bank Unit, will serve as the Manager of the L.L.C. to oversee the daily field operations of the Cut Bank Unit.

The Cut Bank Unit consists of just over 10,000 acres of oil and gas leases which are held by production. The leases were unitized into the current Cut Bank Unit in 1972, and includes mineral leases from the Blackfeet Tribe, the Bureau of Indian Affairs, and the State of Montana. The production formation is the Cut Bank Sand (the "Cut Bank Sand") which extends North into Canada. The Cut Bank Unit represents the Southern end of the extensive Cut Bank Sand field. The field was originally discovered in 1959, and was extended and developed through the 1970s. A pilot water flood project was begun in the Cut Bank Unit in late 1962 with favorable results, however, the secondary recovery project was never fully developed. The limited water flood was abandoned in 1989 due to depressed oil economies and the extensive water injection well bonding requirements of the Environmental Protection Agency ("EPA"). The Cut Bank Unit has continued to produce from a minimal number of wells through conventional primary recovery methods thus maintaining the Cut Bank Unit as held by production.

The Company acquired its interest in the Cut Bank Unit for $300,000 in cash plus 1,628,571 shares of restricted stock valued at $3.50 per share. The total purchase price was valued at $6,000,000. The Cut Bank Unit includes approximately 82 existing wells, and all but 15 of which are currently shut-in. The Company expects to maintain current production level of between 100-150 barrels of oil per day through the Winter months, and plans to restore production in additional wells starting in the Spring of 1998, when the weather permits utilization of a workover rig. Limited workover operations conducted in late October and early November 1997 pursuant to an agreement between the Company, Prism and the former owner were successful in increasing daily production levels from just over 23 barrels per day to the current levels.

In order to complete the Montana oil and gas property purchase and to begin the restoration process three stockholders loaned $250,000 to the Company. In addition, one stockholder is allowing the Company to utilize a $100,000 certificate of deposit to satisfy a bonding requirement in conjunction with the purchase. These amounts are secured by the Texas properties, assignment of 40% of the Company's net production revenue from the Montana property until the stockholders have been repaid their investment plus 25%, and an assignment of a carried working interest of 2.65% in the Montana property.

The Company intends to further develop this field through either restoring an active water flood, or utilizing horizontal well technology. The horizontal technology is currently being used on the Northern portion of the larger Cut Bank Sand field.

The Company has determined that the horizontal secondary recovery method is the best development approach, and expects to commence these operations during the Spring of 1998. Prism Corporation on behalf of itself and the Company has had preliminary discussions with another oil company to fund the horizontal development costs for an equity position in the Cut Bank Unit after payout. The Company expects to conclude these negotiations during the second quarter of 1998.

The Company is currently negotiating the renewal of its natural gas contracts, which cover the sale of its natural gas production. The renewal contracts are expected to increase cash flow from sale of production by up to 25% with no increase in current volumes produced.

BUSINESS OF ENERGY RECLAIM REFRIGERATION

As a result of the acquisition of Energy Reclaim Refrigeration, Inc., the company owns the rights to three energy saving absorption refrigeration technology processes. The first known as the Fresh Catch, was patented on June 17, 1997, as United States Patent No. 5,638,696. The patent has claims directed toward an improved refrigeration system for a boat in which an absorber unit is powered by utilizing waste heat from the engine exhaust and the keel cool system of the boat. There are also claims in the patent directed toward the general construction of the absorption refrigeration unit that is utilized. The second known as the Magnatron Process(TM) was patented on February 13, 1996 as United States Patent No. 5,490,398. This patent is directed toward a stand-alone refrigeration unit in which the efficiency of an absorption heating and cooling unit is increased by utilizing a microwave energy source and an electromagnetic vapor scrubber. The third process known as the By-Pass Chiller(TM) had its patent application filed on November 4, 1997 under Serial No. 08/963,768 with the U.S. Patent Office. This patent is directed toward the use of an absorption refrigeration system to augment the cooling effect of a traditional compression refrigeration system (chiller). The Company acquired all the two issued patents along with the patent application currently filed when it acquired Energy Reclaim. Upon closing the acquisition, the Company undertook to finance the fabrication assembly and testing of the two primary products using the patented technology. These were the By-Pass Chiller(TM) and the Fresh Catch(TM).

Based upon tests of the Company's prototype, the By-Pass Chiller(TM) when retrofitted to an existing refrigeration unit may reduce the kilowatt demand resulting in an energy consumption reduction of approximately 25% to 30%. Based upon the test results of the By-Pass Chiller(TM) prototype, the Company has begun development of the production model, and is engaged in discussions with several major public utilities with a view to conducting pilot test projects. Under the proposed pilot test projects, production models of the By-Pass Chiller(TM) will be retrofitted to the refrigeration systems on some of the utilities' buildings. The beta test of the production model during the pilot test projects should provide performance and operational data necessary for the commercial production of the By-Pass Chiller(TM). The Company believes the main applications for the By-Pass Chiller(TM) include office complexes, skyscrapers, power plants, factories, utility companies and any other facility interested in reducing energy costs and that uses a minimum 25-ton air conditioning system.

The Company's patented latent heat absorption refrigeration system called the Fresh Catch(TM) was designed initially for the fishing industry and can be attached to any heat source (exhaust heat from the diesel engine, steam waste, hot water waste pipe, etc.). Through the patented heat absorption process the Fresh Catch(TM) provides freezing, refrigeration, as well as air conditioning for the entire vessel. The resulting refrigeration from the Fresh Catch(TM) system operates virtually free of outside energy cost, has no moving parts and is completely environmentally friendly. A prototype model of the Fresh Catch(TM) was employed for testing on a shrimp trawler owned by Offshore Vessel and Equipment, Inc. ("Offshore"), of Bourg, Louisiana, and a production model is to be installed on the same shrimp trawler in the second quarter of 1998 and is expected to be ready for production in the third quarter of 1998. In addition to the commercial fishing industry, this technology has applications for cargo ships, luxury cruise ships, and offshore drilling rigs.

Based upon the test results of the By-Pass Chiller(TM) prototype and the Fresh Catch(TM) unit deployed on the shrimp trawler, the Company entered into an exclusive marketing and distribution contract with Offshore, whereby Offshore was granted the global marketing and distribution rights to the Fresh Catch(TM) for commercial fishing and other maritime industry applications. In addition, Offshore was granted non-exclusive marketing and distribution rights to the By-Pass Chiller(TM) units for the States of Florida, Georgia, Alabama, Mississippi, Louisiana, and the coastal areas of the State of Texas.

The Company also offers contract cutting and machining services to other original equipment manufacturers through the use of the laser cutting equipment originally purchased in 1997 to manufacture the By-Pass Chiller(TM) and the Fresh Catch(TM). The Company believes these contract services will generate an additional income stream for Energy Reclaim without any interference with the fulfillment of the Company's own production needs.

ITEM 2. DESCRIPTION OF PROPERTIES

OIL AND GAS PROPERTIES

The principal oil and gas properties of the Company at the end of 1997 consisted of working interests in producing oil and gas leaseholds located in Texas. The Company owns these leasehold interests in percentages that vary. The terms of producing oil and gas leaseholds are continuing and such leases remain in force by virtue of, and for as long as, production from lands under each lease are maintained. The terms of leases without production or production less than required by the lease may expire at fixed dates in the future. These leases may or may not be extended, depending upon the lease in question, by further exploration and development within varying periods of time.

Effective September 1, 1995 the Company acquired working interests in oil and gas properties in exchange for 750,000 shares of restricted common stock and notes payable in the aggregate amount of $500,000. The notes payable were paid in full plus interest during the third quarter of 1997.

The following table sets forth information concerning the Company's leasehold ownership interests as of December 31, 1997.

                                     TABLE I

         LEASEHOLD INTEREST
                                                        GROSS (b)        NET (c)
                                                        ---------        -------
         Developed Acreage (a)                            4,991           4,465
         Undeveloped Acreage (d)                            160             160
         Active Working Interest Wells:
                  Oil                                      39.0            33.1
                  Gas                                      23.0            20.8

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

NET PRODUCTION, UNIT SALES AND PRODUCTION COSTS

The following table summarizes the net oil and natural gas production for the Company, the average sales price per barrel (bbl) of oil and per 1000 cubic feet
(mcf) of natural gas produced and the average production (lifting) cost per unit of production, for the year ended December 31, 1997.

                                    TABLE II

                         PRODUCTION, PRICE AND COST DATA

1997
----
Oil (a):
      Production (Bbls)                                                    8,389
      Revenue                                                           $136,875
      Average Bbls per day                                                    23
      Average Sales price per Bbl                                       $  16.32
Gas:
      Production (Mcf)                                                   198,855
      Revenue                                                           $312,737
      Average Mcf per day                                                    545
      Average Sales price per Mcf                                       $   1.57
Production costs:
      Production costs                                                  $484,898
      Equivalent Bbls (b)                                                 41,532
      Production cost per equivalent Bbl                                $  11.67
      Production cost per sales dollar                                  $   1.08
Total Revenues                                                          $449,612

(a)  Includes condensate and natural gas liquids.

(b) Gas production is converted to equivalent bbls at the rate of six mcf per bbl, representing the estimated relative energy content of natural gas to oil.

ESTIMATED FUTURE NET REVENUES FROM PROVED OIL AND GAS RESERVES

A summary projection of the estimated future net revenues and present value of future net reserve categories, as of December 31, 1997, is as follows:

                                    TABLE III
             ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (A)
                             AS OF DECEMBER 31, 1997

                                                                     PROVED
                                                                   -----------
Estimated future net
      revenues before income taxes
      1998                                                         $   596,180
      1999                                                             572,593
      2000                                                             469,110
      2001                                                             380,224
      2002                                                             255,476
         Thereafter                                                    827,114
                                                                   -----------

      Total before estimated future income taxes                   $ 3,100,697
                                                                   ===========

Present value of estimated
         future net revenues
         before income taxes                                       $ 2,184,142
                                                                   ===========

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

ESTIMATED NET PROVED OIL AND GAS RESERVES

The estimated proved developed oil and gas reserves for the Company are summarized below:

                                    TABLE IV
                                 PROVED RESERVES
                             AS OF DECEMBER 31, 1997

                                                                     PROVED
                                                                   ----------
         Oil and liquids (bbls):
             Proved developed                                          15,379
             Proved undeveloped                                        59,621
                                                                   ----------

                Total                                                  75,000
                                                                   ==========

         Natural gas (mcf):
             Proved developed                                         797,084
             Proved undeveloped                                     2,357,513
                                                                   ----------

                Total                                               3,154,597
                                                                   ==========

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

With the acquisition of Energy Reclaim in April 1997, the Company entered into a long-term lease agreement with C. E. Justice, CEO, for the utilization of a facility located in Mineral Wells owned by Mr. Justice. The facility consists of two commercial buildings containing approximately 24,000 square feet located on approximately six acres situated in the Wolters industrial park. This facility served as the initial research and development location for Energy Reclaim's By-Pass Chiller(TM) and Fresh Catch(TM) technologies, and after making certain utility upgrades and repairs, currently serves as the continued product development, testing, manufacturing and assembly facility. The facility lease with Mr. Justice provides for an initial five (5) year term with automatic renewals of additional five (5) year terms. The lease rate is $5,000.00 per month, and also provides for a purchase option by the Company, on terms to be mutually agreed upon and negotiated between the parties, but in no event more than the fair market value of the property. All upgrades made to the facility were done at the expense of the Company, and the lease provides that Mr. Justice will reimburse the company the fair market value of the improvements upon termination of the lease, or will credit the fair market value of the improvements against the purchase price in the event the Company elects to purchase the property.

In April 1997, the Company through its acquisition of properties from Northridge Oil Company, acquired approximately three acres immediately north and east, adjacent and contiguous to the existing Energy Reclaim facility being leased from Mr. Justice. This acquisition included a commercial shop building containing approximately 2,600 square feet. The acquisition of this property was made with the utilization of restricted common stock of the Company as reported in the Northridge Oil Company asset purchase. It is anticipated that this building will be used for the expansion of Energy Reclaim's assembly and warehousing of products ready for shipment, as these activities become necessary.

In addition, in September 1997, the Company acquired a parcel of land immediately adjacent to and contiguous to the leased manufacturing building to the south and west. This addition included approximately two acres with a commercial shop building of approximately 3,000 square feet and a small office building of approximately 800 square feet. The Company plans to utilize the additional shop building for the necessary expansion of the manufacturing and assembly for its By-Pass Chiller(TM) and Fresh Catch(TM) Units.

With the two additional property acquisitions during 1997, the Energy Reclaim product development, manufacturing and assembly facility now consists of over 27,000 square feet of commercial building space located on approximately eleven acres. Upon receipt of the Debenture funding in the second quarter of 1997, the Company ordered the manufacturing equipment necessary for the fabrication and production of its By-Pass Chiller(TM) and Fresh Catch(TM) units. The primary equipment acquisition was that of the Bystronic CNC Laser, which allows Energy Reclaim to custom cut all of its stainless and other steel components which make up the By-Pass Chiller(TM) and Fresh Catch(TM) units. Once installation of the laser was completed in the fourth quarter of 1997, Energy Reclaim was no longer dependent upon outsourcing its component fabrication needs, thus creating better quality control and eliminating scheduling delays while waiting on outsource work to be completed.

During the fourth quarter of 1997, Energy Reclaim also upgraded an outer building at the facility for use as a product development and testing center. The testing center is of particular importance since it provides the capability of simulating the conditions that would be encountered onboard a commercial fishing vessel, with the exception of the salt-water environment. Energy Reclaim can now assemble and test over a prolonged period, its production model Fresh Catch(TM) unit prior to having it retrofitted on the fishing vessel. Additionally, the testing facility will provide the ability to test run each Fresh Catch(TM) unit manufactured prior to sale and delivery. Portions of the test facility have also been set up to test the By-Pass Chiller(TM) units before delivery and installation. Once Energy Reclaim is in full production of its two primary products, the development and testing center may also be utilized for research and development of additional concepts for which patent applications may be considered.

ITEM 3. LEGAL PROCEEDINGS

On July 18, 1997, Jane Holder filed a Petition for Breach of Contract, Estoppel and Conversion in the 43rd Judicial District Court of Parker County, Texas, against the Company and C. E. Justice. Ms. Holder alleges that she served as a consultant to Mr. Justice and the Company for a period of time during 1995 and 1996, and that she introduced Mr. Justice to individuals in California that resulted in the reverse merger with Quiescent Corporation, and that she assisted in fund raising for the Company. Ms. Holder contends that Mr. Justice promised that she would be given 250,000 shares of the Company's Common Stock in consideration for her services, and that the parties had entered into a verbal contract therefor. Ms. Holder seeks monetary damages for the value of the common stock that was never issued, together with unpaid commissions on funds she raised for the Company, plus reimbursement of expenses incurred in her travel for the Company between Weatherford and California in assisting with the reverse merger and the fund raising. The Company and Mr. Justice filed a timely answer denying the allegations contained in the Petition, and the case is currently in discovery.

In December 1997, Kenneth A. Freeman filed a Petition in the 43rd Judicial District Court of Parker County, Texas, against the Company and C.E. Justice alleging Breach of Contract of a Consulting Agreement entered into between Mr. Freeman and the Company effective January 1, 1997. Mr. Freeman alleges that he entered into a two year consulting agreement with the Company to provide petroleum engineering services as requested from time to time by the Company in exchange for 250,000 shares of the Company's common stock to be registered on Form S-8. Mr. Freeman claims a loss of value of his common stock due to a decline in share price, alleging that the Company was negligent in not filing the S-8 Registration sooner than it did. The Company and Mr. Justice have filed a timely answer to the Petition and deny each and every allegation contained therein. This case is currently in discovery.

On October 21, 1997, Judson L. Whiting III, filed a Complaint alleging breach of contract against the Company in the Supreme Court of the State of New York, County of New York. Mr. Whiting was one of ten consultants hired as independent contractors by the Company and was to receive 700,000 shares of the company's Common Stock to be registered on Form S-8. In November 1997, the Company filed a Petition for Removal, and the case was removed to the United States District Court, Southern District of New York. The Company filed a timely answer to the complaint, denying all the material allegations of the plaintiff. The Company in January 1998 filed a Third Party Action against Michael Novielli, Dutchess Capital Partners, Inc., and John Sloan. The Company alleges Mr. Novielli and Dutchess Capital Partners, Inc. coordinated the consultants and that Mr. Sloan, who was also one of the ten consultants, together with Mr. Novielli promulgated a plan to defraud the Company. Mr. Sloan was responsible for locating Mr. Whiting as one of the consultants. The Company believes that both Mr. Novielli and Mr. Sloan are necessary parties, and that Mr. Novielli and Mr. Sloan should indemnify the Company for any liability that may be incurred by the Company to Mr. Whiting, if any. In its Third Party Action the Company alleges common law fraud, securities fraud and breach of contract and seeks damages against Mr. Novielli, Dutchess Capital Partners, Inc., and Mr. Sloan. A settlement of the Judson L. Whiting, III v. Lone Star has been reached, and the final Settlement Agreement and Stipulation and Order is currently being prepared. In accordance with the settlement, Lone Star will release its stop order on 20,000 shares previously issued to Mr. Whiting as full and complete settlement of all claims and causes of action asserted by Mr. Whiting against the Company. The settlement does not release any third party claims filed by the company against Michael Novielle, Dutchess Capital Partners and John Sloan, the Third party Defendants, and the Company is currently reviewing its options and position relating to these third party complaints.

On January 29, 1998, Eugene L. Bonacci, Donna Conley, Penelope Gallo, Robert Gallo, Robert Maher, Sal Rausa, Randy Rufrano, Charles Stein, individually and on behalf of Anthony Stein, J. Ralph Stein & Co. Pension Trust, Roni L. Stein, Musser Enterprises Pension Trust and Renee Feitelberg, Louis Vaccaro and Judith Vaccaro filed a complaint in the United States District Court, Southern District of New York against the Company, C. E. Justice, Brian T. McKee, Scott MacCaughern, Barbara Matalon, Robert Horrigan and Merit Capital Associates, Inc. alleging securities fraud and common law fraud in connection with certain activities relating to the sale of the Company's stock. The Company was served with this action on February 3, 1998, and is currently reviewing the allegations with its outside securities and litigation counsel. The Company will timely file a denial of the plaintiffs' allegations. Mr. MacCaughern worked with Mr. Novielli in the coordination of the services of the consultants and Mr. McKee was a stockbroker in New York who was also introduced to the Company by Mr. Novielli. Merit Capital Associates, Inc. is an investment firm that was introduced to the Company by Mr. Novielli, and served as a market maker for the Company at the request and direction of Mr. Novielli. Settlement discussions are underway in the Bonacci, et al. v. Lone Star et al. litigation. Although continuing to assert no liability to the plaintiffs, the Company is proposing to offer certain stock consideration to the plaintiffs to release their claims against the Company, and for the Company to acquire the plaintiffs causes of action against the remaining defendants and third party defendants. Based upon discussions currently in progress, the Company believes that the settlement can be agreed upon prior to the April 23, 1998 schedule conference set by the presiding Judge.

During the third quarter of 1997, information began to be received by the Company from various individuals, including some of the named Plaintiffs in the most recent complaint, that certain consultants and possibly others were making improper offers in the market place of the Company's Common Stock originally issued to the consultants as compensation and registered by the Company on Form S-8. The Company began an immediate investigation of these matters, and through its President, Mr. C. E. Justice, terminated the remaining term of all of the ten consulting agreements still in place. The Company further terminated its relationship with Mr. Novielli and Dutchess Capital. The Company has communicated with every party known to the Company who has alleged that inducements were offered to them to purchase Company stock in the open market that the Company had no knowledge of this activity, it did not condone such activity and believed the same to be a violation of securities laws, and that the Company would not honor any promise or inducement offer made. As a part of its investigation, the Company has sought to take sworn statements from consultants and others, together with depositions and statements from investors who claim to have been induced to make their investment. Facts developed thus far through this investigation indicate that the Company was fraudulently induced to enter into the original ten consulting agreements and filed a registration statement on Form S-8. The Company has made demand to the consultants to immediately return all such S-8 stock to the Company. As noted above, the Company has filed actions against Mr. Novielli and Mr. Sloan and has additionally filed a claim in arbitration against Merit Capital and may file further actions as facts are revealed in the Company's investigation. The Company is committed to the pursuit of any and all parties who may have been involved in the inappropriate use of its S-8 stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Response is not required.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over the counter under the symbol LNST effective January 1997. Prior to January 1997 the Company's symbol was CUMC. As of April 13, 1998, there were 960 shareholders of record of the Company's common stock. The transfer agent for the Company's common stock is National Stock Transfer, Salt Lake City, Utah. The high and low bid range of the Company's Common Stock as received by the Company from the National Association of Securities Dealers is given below.

                           PRICE RANGE OF COMMON STOCK

                                                     HIGH                   LOW
                                                    -------               -------
1995:
    Third Quarter August 31, 1995 through
             September 30, 1995                     3.50000               0.01000
    Fourth Quarter                                  5.50000               2.50000
1996:
    First Quarter                                   0.63000               0.05000
    Second Quarter                                  0.10000               0.06250
    Third Quarter                                   0.15000               0.09375
    Fourth Quarter                                  0.40000               0.09375
1997:
    First Quarter                                   2.75000               0.40625
    Second Quarter                                  5.75000               2.37500
    Third Quarter                                   6.25000               1.37500
    Fourth Quarter                                  1.87500               0.50000
1998:
    First Quarter                                   0.68990               0.27000

The Company has not paid dividends on its Common Stock, and it is the present policy of the Company not to do so, but to retain earnings for future growth and business activities.

RECENT SALES OF UNREGISTERED SECURITIES

Between April 6, 1995 and January 9, 1996 the Company issued in a single offering 1,421,950 shares of its common stock at $0.50 per share to sixty-nine investors in exchange for cash in the total amount of $710,975.00. The Company relied upon Rule 505 of Regulation D promulgated under the Securities Act of 1933 for an exemption from registering the stock based upon there being no public solicitation of offers or sales, the purchasers being accredited investors, or having alone or with their purchaser representatives sufficient financial knowledge and experience to evaluate the risks and merits of investment in the stock, having financial ability to bear the risk, and purchasing the stock for their own accounts.

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

On December 11, 1995 the Company issued 40,000 shares of its common stock valued at $.50 per share to three investors as compensation for services rendered to the Company. The Company relied upon Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the solicitation and the sophistication of the investors

On or about January 7, 1997, the Company entered into five year employment agreements with five officers and key employees by which the Company issued to the officers and employees 200,000 shares each for a total of 1,000,000 shares of Common Stock in exchange for various services rendered by the individuals. The Company relied on Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the transaction and the sophistication of the investors.

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

On or about July 23, 1997, the Company entered into a Subscription Agreement with the Selling Shareholders by which the Company issued to the Selling Shareholders $2,500,000 principal amount of Debentures convertible into shares of the Company's common stock. The Company relied on Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the transaction and the sophistication of the investors. Thereafter, pursuant to agreements amending the Debentures, dated August 25, 1997 the Registrant issued a total of 1,000,000 Warrants to purchase Common Stock also in reliance on Section 4(2) under the Securities Act of 1933.

On or about September 2, 1997, the Company entered into a Consulting Agreement with Capital Communications, Ltd. by which the Company issued to Capital Communications, Ltd. 285,000 shares of Common Stock in exchange for consulting services rendered by Capital Communications, Ltd. over a 12 month term. The Company relied on Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the transaction and the sophistication of the investor.

Effective January 1, 1998 the Company issued 1,628,571 shares of its common stock valued at $5,700,000 ($3.50 per share) to Prism Corp. and others in exchange for a 75% net revenue interest in the Two Medicine Cut Bank Sand Unit located in Glacier and Pondera Counties, Montana. This interest is held in the form of 75% membership interest of Provident Energy Associates of Montana, LLC, a limited liability company formed for the purpose of holding these Montana interests. The Company relied on Section 4(2) under the Securities Act of 1933 for an exemption from registering the stock based upon the non-public nature of the transaction and the sophistication of the investors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS CONTAINED IN THIS DOCUMENT, INCLUDING WITHOUT LIMITATION STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES", "INTENDS", "EXPECTS", AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

This discussion should be read in conjunction with the audited financial statements of Lone Star International Energy, Inc.

OIL AND GAS PLAN OF OPERATION

Effective May 2, 1995, the Company acquired Cumberland. Until January 1, 1997, Cumberland acted as an operator of oil and gas properties. For accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). For purposes of discussion the Company's operations will be considered those of Cumberland. The reverse acquisition was accounted for under the pooling of interest method of accounting.

The Company intends to increase production and reserves through development of existing oil and gas properties and future acquisitions. Future acquisitions will require additional capital and the Company believes it can raise such capital through either public or private financing, or a combination of both and including the issuance of Common Stock. The Company periodically evaluates other businesses within what it broadly describes as the energy industry. The Company does not expect that any associated costs to evaluate such business projects will impair its liquidity.

The Company is in the process of receiving bids to liquidate certain of its oil and gas properties located in the State of Texas. These targeted properties have historically been marginal producers and the expense of operations has generally exceeded the revenue. The Company has received a number of bids, and is currently reviewing them with the intent to consummate sales within the late first quarter and early second quarter of 1998. The liquidation will result in the reduction of overhead and operating expenses attributable to the oil and gas operations, and will provide needed capital for other Company operations.

Specific Oil and Gas Properties During the next year the Company plans to continue the development of its newly acquired Two Medicine Cut Bank Sand Unit in Montana in which it has a 59.7% net revenue interest. Various options are available to the Company with regard to this development, and the option selected will be determined in large part by the availability of operating capital. In order to complete the acquisition and to begin the restoration of the properties several of the Company's stockholders loaned the Company the necessary funds. As consideration the Company gave the stockholders liens against the Texas properties, assignment of 40% of the Company's net production revenue from the Montana property until the Stockholders have been repaid their investment plus 25%, and an assignment of a carried working interest of 2.65% in the Montana property. The conservative option is to continue the gradual restoration program of the existing 82 wells located in the unit. This approach can be achieved on a well by well basis with the use of revenue from production to finance the ongoing program. The restoration program has proved successful as shown by the increase from approximately 23 barrels per day to over 100 barrels per day with the restoration of eight wells. Once the extreme winter conditions in the area have passed, the Company expects to increase daily production to approximately 150 barrels per day by the middle of the second quarter 1998. By reinvesting the production income into the conservative restoration program through the spring and summer, it is expected that daily production can be increased to between 200 and 300 barrels per day by the third quarter.

A more aggressive plan for restoration of the existing wells is available through the process of using the property as collateral to secure a loan for operating capital. The Company believes that a loan can be obtained on reasonable terms that would allow the escrowing of the funds necessary to complete the entire restoration program, plus provide additional capital for other Company operations. This would allow the Company to take a more aggressive restoration approach and employ multiple workover rigs during the Spring and Summer. Doing so, the Company believes that daily production could be increased to closer to 500 barrels per day by winter of 1998.

The final and most aggressive option currently under review by the Company is the initiation of the horizontal secondary recovery program for the unit. The Company's partner in this project has entered into discussions with an industry partner specializing in horizontal technology who expressed a desire to participate in the Montana project. The Company believes that an agreement can be reached that would provide in part that secondary recovery operations would be commenced during the second quarter of 1998, with the industry partner bearing 100% of the cost of drilling and completion of the development wells. The partner would receive a disproportional share of the revenue from production on a well by well basis until the cost has been recovered, and would thereafter earn an equity interest in the well. While the secondary development is being conducted on parts of the unit, the Company would be able to continue its conservative restoration program on other parts of the unit thus increasing daily production and monthly revenue. This most aggressive approach if implemented the Company believes would increase daily production from the unit to over 1,000 barrels per day by winter of 1998.

The Company has also explored the possibility of simply selling a minority interest in the Montana property, and has received some inquiry into that possibility. Establishing a market value for such an interest is being discussed and evaluated by the Company at this time. The Company believes that it can sell a partial interest in the property and receive sufficient capital to finance operations of the Company through the end of 1998, while continuing the restoration and secondary recovery program in Montana. It is not expected that the Company will invest more of its own capital into the development of the property, but rather that the Company will utilize this asset to generate capital needed for its overall operations. As revenues increase and capital is made available, the Company intends to look at the possible acquisition of other oil and gas properties that can add to the asset base, cash flow, and provide similar upside potential to the Company.

ENERGY RECLAIM PLAN OF OPERATIONS

Energy Reclaim has been in the research and development stage of developing products using its patented technology. With the acquisition of its precision metal cutting Bystronic Laser and other manufacturing equipment, Energy Reclaim is poised to move forward with the development of the production models of its Fresh Catch(TM) and By-Pass Chiller(TM) Units. During the second quarter of 1998, Energy Reclaim expects to complete the testing of its production model of the Fresh Catch(TM), and will have it installed on a fishing vessel in Louisiana for actual field test operation. Once the installation is completed, Energy Reclaim will commence fabrication of the Fresh Catch(TM) units for sale and delivery, and expect the first of such units to be available for existing purchase orders during the third quarter of 1998. Energy Reclaim further plans to complete its pilot test project with a utility company with the installation of its production model By-Pass Chiller(TM) unit on a selected utility building during the second quarter. Energy Reclaim expects to enter into several pilot test projects in different parts of the country, with each such pilot test project providing valuable beta test data on the performance of the units. Energy Reclaim believes that by the mid third quarter it will be ready to fabricate the production model By-Pass Chiller(TM) unit for sale and delivery, with the first units going to supply existing purchase orders.

The staff at Energy Reclaim has been actively engaged in the solicitation of outside contract fabrication work for its laser cutting and other manufacturing equipment. The Energy reclaim facility is set up so that outsource work can be accomplished without hindrance to the work required to develop and manufacture its own Fresh Catch(TM) and By-Pass Chiller(TM) units. This outsource work is expected to become a valuable source of revenue for Energy Reclaim while it is entering the production phase of the sale of the Fresh Catch(TM) units.

The Company has been approached and is exploring the possible sale or licensing of distributorships, manufacturing rights, and other aspects of the national and worldwide development of markets for its Fresh Catch(TM) and By-Pass Chiller(TM) technology. The Company is developing a plan to pursue these possible sources of income and revenue, and will continue to investigate these possibilities. The Company believes that over the next year an important source of revenue can be created through the development of marketing, distribution and manufacturing rights not only in the United States but around the world.

OPERATING CAPITAL

Throughout its operational history, the Company has principally relied on funding its operations through the sale of its stock through offerings structured to be exempt from registration under the Act, and through the sale of the Debentures. In addition, its President and Chairman, Mr. C. E. Justice has funded operations through loans to the Company and through the sale of his personal shares in certain private placements with the proceeds going directly to the Company to cover operating expenses. Historically, these activities have resulted in the Company being under funded at many times. Most of the key administrative personnel have deferred portions of their agreed salary; in addition, Mr. Justice has not received his salary for over two years in order to help the Company achieve its goals. Additional capital will be required to fund the planned capital needs of the Company over the next year and the Company believes that sources for accessing capital will be available. These sources include a possible renegotiation of the terms of the Debentures and/or their redemption by the Company or a refinancing by a third party, possible debt financing through typical financial sources, equity financing through the sale of interests in current oil and gas assets, additional private sales of Common Stock or other securities, and a line of credit which utilizes stock of the Company to access the line. It is the desire of the Company to preserve the equity and minimize dilution to current shareholders whenever possible. Consequently, the Company will focus on building the income stream from operations of both the oil and gas division and Energy Reclaim, with the objective to become totally self-sufficient in its capital requirements within two years. The Company will also continue to explore the possible advantages of selling marketing, distribution and other rights pertaining to the Energy Reclaim products throughout the world.

RESULTS OF OPERATIONS

In 1997, cash flows used by operations decreased to ($1,425,909) from $14,525 in 1996. Cash flows provided by financing activities increased to $2,620,254 in 1997 from $77,437 in 1996. Cash flows used in investing activities were ($1,180,512) in 1997 as compared to ($90,565) in 1996. Net cash used by operations increased by $1,440,434, reflecting the hiring of employees and consultants during 1997 while operating virtually without employees during 1996. Net cash used by investing activities increased by $1,089,947, reflecting the acquisitions during 1997 and the deposit pertaining to the Montana acquisition. Net cash provided by financing activities increased by $2,542,817, reflecting a the issuance of the debenture.

Revenues increased from $285,940 in 1996 to $603,140 in 1997 primarily as a result of the purchase of additional oil and gas properties. Expenses increased from $495,749 in 1996 to $6,716,131 in 1997 reflecting impairment charges of $2,546,000, wages of $1,220,000, research and development of $523,000 legal and professional fees of $525,000 and consulting expenses of $650,000.

The following table sets forth a summary of historical financial information for the Company. These tables should be read in conjunction with the consolidated financial statements Lone Star international Energy, Inc. and Subsidiary (and related notes).

                           SUMMARY BALANCE SHEET DATA
                               AS OF DECEMBER 31,

                                                    1997                1996
                                                ------------        ------------
Current assets                                  $  1,323,398        $    392,568
Current liabilities                                1,872,364             943,960
                                                ------------        ------------

    Working capital                                 (548,966)           (551,392)
Properties and equipment (net)                     3,000,705           1,545,753
Other assets                                       1,951,572                 525
Total assets                                       6,275,675           1,938,846
Stockholder's equity                                 131,930             994,886
                                                ------------        ------------

Stockholder's equity per common share           $      0.007        $      0.118
                                                ============        ============

Shares outstanding                                19,805,283           8,396,950
                                                ============        ============


         Summary of Operations
Oil and gas sales                               $    449,612        $    244,540
Other                                                153,528              41,400
                                                ------------        ------------

    Total operating revenues                         603,140             285,940
                                                ------------        ------------

Production costs                                     488,984             242,745
Depreciation, depletion and amortization             180,540              66,026
Research and development                             523,000
General and administrative expenses                2,977,607             186,978
Impairment loss                                    2,546,000
                                                ------------        ------------

    Total operating expenses                       6,716,131             495,749
                                                ------------        ------------

Other income                                           5,035                 920
Interest expense                                    (202,135)            (31,947)
                                                ------------        ------------

Net income (loss)                               $ (6,310,091)       $   (240,836)
                                                ============        ============

Net income (loss) per common share              $    (0.3649)       $    (0.0305)
                                                ============        ============

Weighted average shares outstanding               17,292,310           7,888,000
                                                ============        ============


ITEM 7. FINANCIAL STATEMENTS

Financial statements for 1996 and 1997 with the accountant's report are attached hereto following the signature page.

ITEM 8. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

\                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

CECIL E. JUSTICE (42), Chief Executive Officer and Chairman of the Board of Directors of the Company since April 1995, has been employed in the oil and gas industry since 1979. Mr. Justice worked for Pinto Petroleum, Inc., a Dallas, Texas, based production and operating company with properties in Texas and Oklahoma from 1979 through 1982. In 1983, Mr. Justice was founder and President of Cherokee Oil, Inc. Cherokee's properties and operations were in North Central Texas. In 1987 Cherokee was sold to Genex Resources, Inc., a public company trading on the Vancouver, British Columbia exchange. From 1987 until present, Mr. Justice put together joint ventures on many oil and gas prospects.

RICHARD C. BAKER (67), President and Chief Operating Officer joined the Company on April 1, 1998. Mr. Baker has over four decades of business management experience from the construction and real estate industries covering four continents, including nine years as CEO of the Clint Murchison Jr., family controlled activities in various parts of the world. Clint Murchison was the owner of the Dallas Cowboys football franchise. Since 1990, Mr. Baker has been self-employed serving as a management consultant to various companies through Talbot Management Services, a Baker family owned corporation. Included in Mr. Baker's client list since 1990 are Fletcher Challenge Ltd., Pacific Construction Company Ltd., P.T. Semen Cibiniong, P.T. Tirtamas Majutama, Richard Scheinberg Group of Companies, Huixing Industries Ltd., AMEC Ltd., Multi Plex Construction, and Southern Quarries. All of these clients were engaged in the construction, engineering, and real estate development industries. In addition, Mr. Baker holds a real estate license and a class B general contractor license in the state of California, where he served as a real estate broker through Prudential California Real Estate. As the Chief Executive Officer of construction companies with interests in Australia, new Zealand, Hawaii, Mainland U.S., Europe and North Africa, he worked in close contact with the HVAC Industry, which will provide valuable international contacts with that industry. Mr. Baker was responsible for the acquisition and subsequent reorganization and operation of the Marryat, Jackson and Norris Group (MJN) headquartered in the U.K., with operations not only in England, but also in such diverse countries as Nigeria, Egypt and other Middle East countries. MJN was a large mechanical engineering contractor, and functioned in all areas of mechanical engineering design and construction. Mr. Baker has also served as a director of General Industries, Ltd. in Sydney, Australia, a major manufacturer of appliances and cast iron foundry items.

WILLIAM D. JOSSERAND JR. (33), Vice President of Field Operations, joined the Company in November 1995. Mr. Josserand was a director of the Company from February 1997 until August 1997. From 1988 to 1994 Mr. Josserand worked for a water and sewer plant construction company owned by his family. Mr. Josserand has been employed in the oil and gas industry since 1994, and served as President of The Cody Company, an oil and gas service company in Stephenville, Texas, where he managed contract field services, field operations, and production management. In 1996, Mr. Josserand formed Trace Management, Inc., a Texas oil and gas production and operating company, where he acted as Chairman and President. Trace Management, Inc. was primarily involved with field production management and operations in the Fort Worth Basin area for both public and private oil and gas companies. Mr. Josserand received a Bachelor of Business Administration in Finance from the University of North Texas in 1988.

MICHAEL D. HERRINGTON (34), Chief Financial Officer and Treasurer had been engaged in public and private accounting since 1992 prior to joining the Company in February 1997. Mr. Herrington was a director of the Company from February 1997 until August 1997. A 1992 graduate of Tarleton State University with a Bachelor's degree in Business Administration in Accounting, Mr. Herrington brought to the Company a background in the oil and gas industry that included revenue and joint interest accounting as well as the day-to-day field operations. Prior to receiving his degree, Mr. Herrington worked in the manufacturing industry.

DON R. PYLES (47), Senior Vice President, General Counsel and Corporate Secretary, joined the Company in January 1997, and was elected a director in August 1997. Mr. Pyles served as general counsel of Crossroads Oil Company from September 1989 until September 1993, and thereafter until joining the Company he was engaged in a private consulting and law practice with a client base in the oil and gas industry and commercial real estate. Mr. Pyles received his Bachelor's degree in Business Administration from Mississippi College in 1972, after which he served in the United States Army until 1975, receiving an Honorable Discharge. Mr. Pyles received a Doctor of Jurisprudence form Mississippi College School of Law in 1979 and is licensed in the States of Mississippi, Texas and Utah. Throughout his legal professional career, which began in 1979, Mr. Pyles has served as General Counsel for three oil and gas exploration and development companies, both in the public and private sectors.

CALVIN D. CLINE (44), President, Energy Reclaim Refrigeration, Inc., a wholly owned subsidiary of the Company since its formation in 1997, and was its sole shareholder prior to its acquisition by the Company in 1997. From December 1991 until the formation of Energy Reclaim Refrigeration, Inc., Mr. Cline was President of Airex International, Inc., a company involved in development of absorption refrigeration technology. Mr. Cline is a graduate of Ouachita Vocational-Technical College in eastern Oklahoma where he studied air conditioning and refrigeration technology. Mr. Cline has over twenty years experience in air conditioning and refrigeration technology, including the development and marketing of air conditioning and refrigeration systems for both commercial and residential applications. This experience and knowledge has gained Mr. Cline the distinction of Professional Master Refrigeration Technician. Mr. Cline is the developer of the processes currently being utilized by Energy Reclaim in the development of its By-Pass Chiller(TM) and Fresh Catch(TM). In addition to overseeing the development and manufacture of the Company's By-Pass Chiller(TM) and Fresh Catch(TM) units, Mr. Cline is active in new product development where he is currently working on new patent applications.

RICHARD P. GAZZOLA (30), Operations Director and Plant Manager for Energy Reclaim, joined the Company in March 1997. Mr. Gazzola has been engaged in manufacturing since 1986 and has completed various courses in AutoCAD, Pro Engineer and other engineering fields. Mr. Gazzola has received special skills training with various manufacturing machinery, including lasers, lathes, mills, punch and break presses, and shears. He has worked since 1990 in design layout and production of sheet metal products ranging from industrial refrigerators and freezers to space capsule simulators. Mr. Gazzola previously owned and operated RTA Engineering, where he provided drafting services for the general public. During his career, Mr. Gazzola has been responsible for manufacturing products from the initial design stage to production. He attended Tarrant County Junior College and Weatherford College where he has also taught continuing education courses.

HENRY TAYLOR GEORGE (71), Independent Investments and Tax Practitioner, joined the Board of Directors of the Company in August 1997. Mr. George is a graduate of Texas Christian University with a Bachelor of Science in Commerce Degree. Mr. George is the former manager of the Coca-Cola Bottling Company of Cleburne, Texas. He received his license as a Certified Public Accountant in 1959, and subsequently established a public accounting firm now known as George, Morgan & Sneed, P.C. where he served as Managing Partner until 1991. Subsequent to 1991 Mr. George engaged in independent investment and tax consultation. Mr. George is the former Auditor for Parker County, Texas, and is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants and Fort Worth Chapter of the Texas Society of Public Accountants.

PAULA J. FLEMING (46), Senior Vice President, Sales and Acquisitions, joined the Company in early 1997 after having served as senior landman, land manager and/or exploration/acquisition project director for various mid-size independents with international partners such as Trafalgar House, Grand Metropolitan Corporation and Petrus Oil Company, with exploration and acquisition budgets in excess of $20 million per year. From 1990 to 1995 she was President of Fleming Insurance Agency, in Nashville and McMinnville, Tennessee. In 1995 she founded Fleming Oil & Gas Land Services, which served clients such as Thomson International Organization, U.S., AmBrit Energy Corporation, a division of United Energy, U.K., and Torch Energy Advisors. In addition, Fleming Oil & Gas Land Services served as liaison between the Houston Bankruptcy Court and various law firms. Ms. Fleming is a native of Panola County, Texas, and attended Panola College and the University of Texas - Dallas campus.

ITEM 10.          EXECUTIVE COMPENSATION

For 1997 Cecil E. Justice was the Chief executive officer and a director of the Company. For 1996 Mr. Justice was the only officer of the Company and sole director and did not receive a salary. The Company did make payments to Mr. Josserand in 1996. See "Certain Relationships and Related Transactions." The Company commenced operations in 1995. The compensation for Mr. Justice, the Chief Executive Officer, and the next four most highly compensated executives receiving over $100,000 per year, was paid primarily in 1997 in the form of promissory notes.

                           SUMMARY COMPENSATION TABLE

                                                                  Long term Compensation
                                                             -------------------------------
                                    Annual Compensation              Awards          Payouts
                          ------------------------------------------------------------------
                                                     Other              Securities
Name                                                Annual   Restricted   Under-               All Other
And                                                 Compen-     Stock      lying      LTIP      Compen-
Principal                          (1)              sation    Award(s)   Options/    Payouts   sation(2)
Position                  Year   Salary($)  Bonus($)  ($)        ($)      SARs(#)      ($)        ($)
----------------------------------------------------------------------------------------------------------
Cecil E. Justice          1997   350,000      -0-      -0-        -0-        -0-        -0-      6,000
President, Director       1996       -0-      -0-      -0-        -0-        -0-        -0-        -0-
                          1995   131,718      -0-      -0-        -0-        -0-        -0-        -0-

Calvin D. Cline           1997   250,000      -0-      -0-        -0-        -0-        -0-      1,500
President Energy Reclaim

Don R. Pyles, VP, Sec.    1997   150,000      -0-      -0-     36,000        -0-        -0-      1,500
General Council, Director

Michael D. Herrington     1997   120,000      -0-      -0-     36,000        -0-        -0-        600
Chief Financial Officer
and Treasurer

Richard P. Gazzola        1997   120,000      -0-      -0-     36,000        -0-        -0-        480
V.P. Operations
Energy Reclaim

(1) Each of these individuals, including C.E. Justice, signed five year employment contracts.

     Mr. Justice's contract includes a salary of $350,000 per year. Mr. Justice was paid actual cash wages of $16,473 for 1997 with the balance received in the form of a note payable. The principal balance of the note is $333,527 with interest accruing at the rate of 8.25%. The note is renewable with a term of one year payable at the holder's option in cash, stock or a combination of cash and stock. Also, included in Mr. Justice's contract is a five year assignable stock option for 5,000,000 shares exercisable at $.01 per share.

     Mr. Cline's contract includes a salary of $250,000 per year. Mr. Cline was paid actual cash wages of $82,819 for 1997 with the balance received in the form of a note payable. The principal balance of the note is $167,181 with interest accruing at the rate of 8.25%. The note is renewable with a term of one year payable at the holder's option in cash, stock or a combination of cash and stock.

     Mr. Pyles' contract includes 200,000 shares of restricted common stock valued at $.18 per shares or $36,000, and a salary of $150,000 per year. Mr. Pyles was paid actual cash wages of $64,430 for 1997 with the balance received in the form of a note payable. The principal balance of the note is $85,570 with interest accruing at the rate of 8.25%. The note is renewable with a term of one year payable at the holder's option in cash, stock or a combination of cash and stock.

     Mr. Herrington's contract includes 200,000 shares of restricted common stock valued at $.18 per shares or $36,000, and a salary of $120,000 per year. Mr. Herrington was paid actual cash wages of $38,958 for 1997 with the balance received in the form of a note payable. The principal balance of the note is $81,042 with interest accruing at the rate of 8.25%. The note is renewable with a term of one year payable at the holder's option in cash, stock or a combination of cash and stock.

     Mr. Gazzola's contract includes 200,000 shares of restricted common stock valued at $.18 per shares or $36,000, and a salary of $120,000 per year. Mr. Gazzola was paid actual cash wages of $30,119 for 1997 with the balance received in the form of a note payable. The principal balance of the note is $89,881 with interest accruing at the rate of 8%.25. The note is renewable with a term of one year payable at the holder's option in cash, stock or a combination of cash and stock.

(2) The amounts in the column All Other Compensation include payments made by the Company to the employees Simple IRA Plan. The Simple IRA Plan was implemented by the Company in October of 1997. This plan requires that the Company match the contributions of each participating employee up to three percent of their salary or a maximum of $6,000.

Mr. Baker's contract, effective April 1, 1998 has a two year primary term, and provides for a salary of $250,000 per year, and includes 200,000 shares of restricted common stock valued at $.33 per share. Mr. Baker further entered into a deferred compensation agreement with the company, whereby one-half ($125,000) of the annual salary is deferred until such time as the company may reasonably be in a better financial position to pay the same. All deferred compensation under the agreement is to be reflected by a note payable of the company executed at the end of each year, and may be redeemed in cash or stock or a combination thereof.

Except for the IRA plan, the Company has no existing or proposed plan for the provisions of annuity, pension or retirement benefits to its officers and directors. The Company has no existing or proposed plan involving any incentive compensation for officers and directors or for stock purchase, profit sharing or thrift plans for any officer and director. The Company has no existing or proposed plan or arrangement for any officer or director to receive remuneration resulting from his resignation, retirement or termination or from a change in control of the Company or a change individual's responsibilities after such a change in control. Further, the Company has not engaged in any transaction with third parties where the primary purpose of such transaction was to furnish remuneration to any officer or director of the Company.

During 1997, the Company employed Michael D. Herrington as Vice President, Treasurer and Chief Financial Officer, Don R. Pyles as Senior Vice President, Secretary and General Council, Calvin D. Cline as President of Energy Reclaim and Richard P. Gazzola as V.P. of Operations of Energy Reclaim. In 1998, the Company employed Richard C. Baker as President and Chief operating Officer.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following officers and directors filed a Form 3 on September 29, 1997.

     Henry T. George
     Cecil E. Justice
     Michael D. Herrington
     Don R. Pyles
     Calvin D. Cline
     Richard P. Gazzola

     On October 7, 1997, a form 3 was filed by William D. Josserand, Jr., completing the filing requirements for all officers and directors through that date. The Company is aware that all of these Form 3 filings were late. The Company is aware that the following filings were not made and are subsequently delinquent as of the date of this filing.

     Paula Fleming            Form 3
     Cecil E. Justice         Form 4
     Calvin D. Cline          Form 4
     Don R. Pyles             Form 4

     During the fiscal year Cecil E. Justice completed the following private transactions involving the sale of his personal shares requiring the filing of Form 4.

     July 1997                362,176 Shares
     August 1997               20,000 Shares
     November 1997             38,500 Shares
                               38,500 Shares
                               38,500 Shares
                               38,500 Shares

Calvin D. Cline completed four private placement transactions involving the sale of his personal stock requiring the filing of Form 4, as follows.

     August 1997              49,500 Shares
     September 1997           24,200 Shares
     November 1997           143,587 Shares
     January 1998            150,000 Shares

Finally, Don R. Pyles completed three private placement transactions involving the sale of his personal stock requiring the filing of Form 4, as follows.

     October 1997             10,000 Shares
                              10,000 Shares
                              10,000 Shares

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 1, 1998, certain information regarding beneficial ownership of Common Stock by (a) each person known by the Company to own more than 5% of its outstanding Common Stock, (b) each director of the Company, and (c) all directors and officers as a group. Each person listed below is a director. Each person listed below has sole voting and dispositive power over the shares indicated.


                                               AMOUNT & NATURE           PERCENT OF
NAME AND ADDRESS                                OF BENEFICIAL            OUTSTANDING
OF BENEFICIAL OWNER                               OWNERSHIP                SHARES
--------------------                           ----------------          ------------
Cecil E. Justice (1)(2)(3)                          8,350,650                33.40
         528 Grant Road
         Mineral Wells, Texas  76067

Don R. Pyles (1)(2)(3)                                170,000                  .85
         528 Grant Road
         Mineral Wells, Texas  76067

Henry T. George (2)                                    30,300                  .15
         119 N. Main, Suite 108
         Mineral Wells, Texas 76067

Michael D. Herrington (1)(3)                          195,000                  .97
         528 Grant Road
         Mineral Wells, Texas  76067

Calvin D. Cline (1)(4)                              2,301,196                11.50
         528 Grant Road
         Mineral Wells, Texas  76067

Richard P. Gazzola (1)(4)                             200,000                 1.00
         528 Grant Road
         Mineral Wells, Texas  76067

Sovereign Partners, L.P. (5)(6)                     4,197,949                17.34
         49 Perry Lane
         Ridgefield, Connecticut 06877

Canadian Advantage Limited Partnership (5)(6)       1,259,385                 5.92
         365 Bay Street
         Toronto, Ontario M5H-2V2
         Canada

Atlantis Capital Fund, Ltd. (5)(6)                    839,590                 4.02
         c/o Thompson Kernaghan & Co. Ltd.
         365 Bay Street
         Toronto, Ontario M5H-2V2
         Canada

Dominion Capital Fund, Ltd. (5) (6)                    4,197,949           17.34
     c/o Thompson Kernaghan & Co. Ltd.
     365 Bay Street
     Toronto, Ontario M5H-2V2
     Canada

Thompson Kernaghan & Co. Ltd.                            412,176            2.06
     365 Bay Street
     Toronto, Ontario M5H-2V2
     Canada

All officers and directors as a group (8 persons)     11,647,126           58.22

     (1) Owns directly, except in the case of Mr. Justice by whom 5,000,000 of such shares are held beneficially through options to purchase common stock of the Company.

     (2) Director.

     (3) Officer.

     (4) Officer of Subsidiary.

     (5) The Company issued the convertible debentures in exchange for $2,500,000 as follows:

               Sovereign Partners, L.P.                     $    1,000,000
               Canadian Advantage Limited Partnership              300,000
               Atlantis Capital Fund, Ltd.                         200,000
               Dominion Capital Fund, Ltd.                       1,000,000

The Debentures may be converted into shares of the Company's common stock at varying rates of conversion depending upon then current market prices of the Common Stock. The Debentures are subject to conversion restrictions such that upon the request of the holder, not more than one-third of the Debentures could be converted on October 15, 1997 (the "Initial Conversion Date"), one-third 30 days following the Initial Conversion Date, and the remaining one-third 60 days following the Initial Conversion Date. Thereafter, conversion of any remaining Debentures remained optional with the holders provided that the Debentures are subject to a mandatory conversion upon the second anniversary of the agreement. Prior to mandatory conversion, however, the Subscription Agreement provides that no optional conversion may be exercised which results in beneficial ownership by the Debenture holders and their affiliates of more than 4.9% of the outstanding shares of the Company. The Company believes these four Debenture holders are affiliates of each other. The Company believes that the Subscription Agreement's 4.9% limitation applies, until the mandatory conversion, to all such Debenture holders and their affiliates in the aggregate. The Debenture holders have advised the Company by their counsel, that they disagree with such interpretation and that they each expressly disclaim beneficial ownership of any shares held by any other Debenture holder. The Company and the Debenture holders entered into agreements on August 25, 1997. Under the terms of these agreements the Debenture holders agreed not to sell or convert the Debentures for a period of 90 days from the effective date of a registration statement and in addition during such 90 day period the Company was granted the right to acquire the Debentures for the stated principal amount plus accrued interest and a premium payment totaling $832,500. The Company also issued a total of 1,000,000 warrants exercisable for two years to purchase Company Common Stock at the market price thereof on the effective date of the registration statement as follows:

               Sovereign Partners, L.P.                            400,000
               Canadian Advantage Limited Partnership              120,000
               Atlantis Capital Fund, Ltd.                          80,000
               Dominion Capital Fund, Ltd.                         400,000

The warrants are restricted as to transfer for six months from the effective date of the above referenced registration statement. Given the restrictive nature of these warrants beneficial ownership of the underlying Common Stock may be disclaimed by the holders, however such ownership is included in the table.

     (6) assumes the entire principal amount of the Debenture is exercised based upon 75% of the five day average of the closing bid price on March 24, 1998 of $0.2639 per share, and that no other Debenture holder converts, no other Debenture holder is an affiliate and there is no limitation on the amount that can be converted. As discussed above in footnote (5) the Company believes the Debenture holders are affiliates of each other and as such the above table would be required to reflect the ownership of each debenture holder as beneficially owning those shares owned by all other debenture holders. The Debenture holders, through counsel, has informed the Company they disagree they are affiliates of each other and they expressly disclaim such beneficial ownership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 1995 the Company entered into an agreement with Cumberland Petroleum, Inc., a Texas corporation ("Cumberland") pursuant to which, on May 2, 1995 the Company acquired from Cecil E. Justice, 100% of the capital stock of Cumberland in exchange for 5,000,000 shares of Company common stock. In connection with this transaction Mr. Justice was elected president of the Company and its sole director. Previous officers and directors resigned at the time of the transaction. Also at the time of this transaction the Company paid $100,000 and issued 200,000 shares to Capital General Corporation, the former controlling shareholder of the Company. As a result of this transaction the Company assumed an approximate $106,000 account receivable from Mr. Justice that Cumberland incurred as a result of advances to Mr. Justice. In 1995 this account receivable was reduced to $66,580 as a result of crediting Mr. Justice for a portion of his salary. During 1996 this account receivable increased to $138,717. During 1997 Mr. Justice repaid the balance of the receivable and loaned the Company an additional $80,759. The loan and advances between Mr. Justice and the Company were not reflected by written promissory notes. During 1996 the Company paid William Josserand $72,139, as compensation and reimbursed expenses for services he provided as an independent contractor handling field services. Certain of the payments in 1996 were to Trace Management, Inc.

With the acquisition of Energy Reclaim in April 1997, the Company entered into a long-term lease agreement with C.E. Justice for the facility located in Mineral Wells owned by Mr. Justice. The facility consists of two commercial buildings containing approximately 24,000 square feet located on approximately six acres. The lease provides for an initial five (5) year term with automatic renewals of additional five (5) year terms. The lease rate is $5,000.00 per month, and provides for a purchase option by the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 10, 1995 the Company entered into an agreement with Cumberland Petroleum, Inc., a Texas corporation ("Cumberland") pursuant to which, on May 2, 1995 the Company acquired from Cecil E. Justice, 100% of the capital stock of Cumberland in exchange for 5,000,000 shares of Company common stock. In connection with this transaction Mr. Justice was elected president of the Company and its sole director. Previous officers and directors resigned at the time of the transaction. Also at the time of this transaction the Company paid $100,000 and issued 200,000 shares to Capital General Corporation, the former controlling shareholder of the Company. As a result of this transaction the Company assumed an approximate $106,000 account receivable from Mr. Justice that Cumberland incurred as a result of advances to Mr. Justice. In 1995 this account receivable was reduced to $66,580 as a result of crediting Mr. Justice for a portion of his salary. During 1996 this account receivable increased to $138,717. During 1997 Mr. Justice repaid the balance of the receivable and loaned the Company an additional $80,759. The loan and advances between Mr. Justice and the Company were not reflected by written promissory notes. During 1996 the Company paid William Josserand $72,139, as compensation and reimbursed expenses for services he provided as an independent contractor handling field services. Certain of the payments in 1996 were to Trace Management, Inc.

With the acquisition of Energy Reclaim in April 1997, the Company entered into a long-term lease agreement with C. E. Justice for the facility located in Mineral Wells owned by Mr. Justice. The facility consists of two commercial buildings containing approximately 24,000 square feet located on approximately six acres. The lease provides for an initial five (5) year term with automatic renewals of additional five (5) year terms. The lease rate is $5,000.00 per month, and provides for a purchase option by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

2.1 Agreement dated as of April 10, 1995 between Cumberland Petroleum, Inc. and Quiescent Corporation. (Previously filed as Exhibit 2.1 to the Company's Report on Form 8-K dated May 19, 1995.) *

2.2 Article of Merger of Cumberland Companies. Inc. and Quiescent Corporation, a Utah Corporation. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

3.1 Articles of Incorporation of the Company and amendments filed with the Secretary of State of Nevada. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

3.2 Bylaws of the Company. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.1 Oil and Gas Property Purchase Agreement between the Company and Ford and Myrt Fullingim Trust dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.2 General Promissory Note by the Company to Ford and Myrt Fullingim Trust dated September 15, 1995 in the original principal amount of $89,643. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.3 Oil and Gas Property Purchase Agreement between the Company and O.O. Thompson and Bea Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.4 General Promissory Note by the Company to and O.O. Thompson and Bea Thompson dated September 15, 1995 in the original principal amount of $104,198. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.5 Oil and Gas Property Purchase Agreement between the Company Randy J. Mason dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.6 General Promissory Note by the Company to Randy J. Mason dated September 15, 1995 in the original principal amount of $210,001. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.7 Oil and Gas Property Purchase Agreement between the Company and J. L. Keas dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.8 General Promissory Note by the Company to J. L. Keas dated September 15, 1995 in the original principal amount of $17,143. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.9 Oil and Gas Property Purchase Agreement between the Company and Charles and Romona Hibbs dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.10 General Promissory Note by the Company to and Charles and Romona Hibbs dated September 15, 1995 in the original principal amount of $55,357. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.11 Oil and Gas Property Purchase Agreement between the Company and J. L. Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.12 General Promissory Note by the Company to J. L. Thompson dated September 15, 1995 in the original principal amount of $22,857. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

* Incorporated herein by reference.

10.13    Purchase and Sale Agreement Between Northridge Oil Company and Lone
         Star International Energy, Inc. (Previously filed as the exhibit number 10.1 with the Company's report on Form 8-K dated April 23, 1997.)*

10.14    Purchase and Sale Agreement Between Northridge LLC and Lone
         Star International Energy, Inc. (Previously filed as the exhibit number 10.2 with the Company's report on Form 8-K dated April 23, 1997.)*

10.15    Purchase and Sale Agreement Between Oil Fund 100 LLC and Lone
         Star International Energy, Inc. (Previously filed as the exhibit number 10.3 with the Company's report on Form 8-K dated April 23, 1997.)*

10.16 Agreement of Acquisition (Previously filed as the exhibit number 10.1 with the Company's report on Form 8-K dated April 7, 1997.)*

10.17 Employment Contract (Previously filed as the exhibit number 10.2 with the Company's report on Form 8-K dated April 7, 1997.)*

10.18    Agreement between Lone Star International Energy, Inc. and Prism
         Corporation. (Previously filed as the exhibit number 10.1 with the Company's report on Form 8-K dated January 21, 1998.)*

21       List of Subsidiaries

27       Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LONE STAR INTERNATIONAL ENERGY, INC.

                                           By: /s/ Cecil E. Justice
                                           Chief Executive Officer
April 15, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Cecil E. Justice          Chief Executive Officer,           April 15, 1998
                              Director
                              (Principal executive
                              officer)

/s/ Michael D. Herrington     Chief Financial Officer,           April 15, 1998
                              Treasurer
                              (Principal accounting
                              officer)

/s/ Don R. Pyles              Sr.Vice President, General         April 15, 1998
                              Council, Secretary
                              and Director

/s/ Richard C. Baker          President, Chief Operating         April 15, 1998
                              Officer

/s/ Henry T. George           Director                           April 15, 1998

                             LONE STAR INTERNATIONAL
                                  ENERGY, INC.

                                AND SUBSIDIARIES



                             CONSOLIDATED FINANCIAL

                            STATEMENTS AND AUDITOR'S

                                     REPORTS



                                   YEARS ENDED

                           DECEMBER 31, 1997 AND 1996

              LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                           Page
                                                                           ----
Independent Auditor's Report                                                1

Consolidated Balance Sheet                                                  2

Consolidated Statements of Operations                                       3

Consolidated Statements of Stockholders' Equity                             4

Consolidated Statements of Cash Flows                                       5

Notes to Consolidated Financial Statements                                  6

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Lone Star International Energy, Inc.
Mineral Wells, Texas:

We have audited the accompanying consolidated balance sheets of Lone Star International Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lone Star International Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the financial statements, the Company is experiencing difficulty in raising capital and generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          DAVIS, KINARD & CO., P.C.


Abilene, Texas,
February 26, 1998.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

ASSETS                                                                                          1997               1996
                                                                                             -----------        -----------
CURRENT ASSETS:
      Cash                                                                                   $    15,230        $     1,397
      Accounts receivable - oil and gas revenues                                                  64,450             21,263
      Accounts receivable - JIB, net of allowance of $20,500 in 1997 and 1996                      8,827             22,319
      Accounts receivable - other net of allowance of $209,337 and $0 in 1997 and 1996           367,413            347,589
      Notes receivable - current                                                                   3,422
      Unearned compensation                                                                      170,000
      Prepaid expenses - lease                                                                    60,000
      Prepaid expenses                                                                           634,056
                                                                                             -----------        -----------

           Total current assets                                                                1,323,398            392,568
                                                                                             -----------        -----------

Properties and equipment, at cost                                                              5,819,895          1,638,403
Less - accumulated depreciation, depletion and amortization                                   (2,819,190)           (92,650)
                                                                                             -----------        -----------

           Property and equipment, net                                                         3,000,705          1,545,753
                                                                                             -----------        -----------

OTHER ASSETS:
      Prepaid expenses - non current - lease                                                     112,049
      Prepaid expenses - non current                                                             470,662
      Unearned compensation                                                                      510,000
      Note receivable - non current                                                                5,433
      Deposits on property purchase                                                              582,625
      Debenture issuance costs net of amortization of $43,000                                    215,000
      Patents, net of amortization of $3,127                                                      54,873
      Deposits                                                                                       930                525
                                                                                             -----------        -----------

           Total other assets                                                                  1,951,572                525
                                                                                             -----------        -----------

TOTAL ASSETS                                                                                 $ 6,275,675        $ 1,938,846
                                                                                             ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                                       $   833,897        $   121,063
      Production payable                                                                         328,698            232,272
      Accrued interest payable                                                                   147,337             47,643
      Accrued payroll taxes payable                                                              111,904                672
      Notes payable - related party                                                               75,593            439,450
      Current maturities of long-term debt                                                        12,079
      Advances due to officer                                                                     80,759
      Obligation to stockholders                                                                 250,000
      Notes payable                                                                                                  28,513
      Accounts payable - interest owners                                                          32,097             74,347
                                                                                             -----------        -----------

           Total current liabilities                                                           1,872,364            943,960
                                                                                             -----------        -----------

LONG TERM DEBT:
      Long term debt                                                                           2,513,255
      Accrued compensation - stock option                                                         850,000
      Notes payable officers and employees                                                       908,126
                                                                                             -----------        -----------

           Total long term debt                                                                4,271,381                  0

STOCKHOLDERS' EQUITY:
      Common stock - par value $.001, 100,000,000 shares authorized, 19,805,283 and
           8,396,950 shares issued and outstanding in 1997 and 1996                               19,805              8,397
      Common shares to be issued                                                                   6,500             21,500
      Stock subscriptions receivable                                                              (5,000)            (5,000)
      Additional paid in capital                                                               7,248,172          1,797,445
      Retained deficit                                                                        (7,137,547)          (827,456)
      Treasury stock at cost 525,553 shares in 1997
                                                                                             -----------        -----------

           Total stockholders' equity                                                            131,930            994,886
                                                                                             -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 6,275,675        $ 1,938,846
                                                                                             ===========        ===========


The accompanying notes are an integral
part of the consolidated financial statements.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                          1997                1996
                                                     ------------        ------------
REVENUES:
      Oil and gas production                         $    449,612        $    244,540
      Operating income                                    150,325              41,400
      Other sales                                           3,203
                                                     ------------        ------------

           Total revenues                                 603,140             285,940
                                                     ------------        ------------

EXPENSES:
      Production expenses                                 484,898             242,745
      Supervision expenses                                  4,086
      Depreciation, depletion and amortization            180,540              66,026
      Research and development                            523,000
      General and administrative expenses               2,977,607             186,978
      Oil and gas properties impairment charge          2,546,000
                                                     ------------        ------------

           Total expenses                               6,716,131             495,749
                                                     ------------        ------------

Operating income (loss)                                (6,112,991)           (209,809)

OTHER INCOME (EXPENSE)
      Other income                                          5,035                 920
      Interest expense                                   (202,135)            (31,947)
                                                     ------------        ------------

           Other income (expense), net                   (197,100)            (31,027)
                                                     ------------        ------------

Net income (loss) before income taxes                  (6,310,091)           (240,836)

Provision (benefit) for income taxes

                                                     ------------        ------------
Net income (loss)                                    $ (6,310,091)       $   (240,836)
                                                     ============        ============



Basic Earnings (loss) per common share               $    (0.3649)       $    (0.0305)
                                                     ============        ============

Diluted Earnings (loss) per common share             $    (0.3649)       $    (0.0305)
                                                     ============        ============


Weighted average shares outstanding                    17,292,310           7,888,000
                                                     ============        ============

Adjusted weighted average shares outstanding           17,292,310           7,888,000
                                                     ============        ============





The accompanying notes are an integral
part of the consolidated financial statements.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                               Common Stock
                                                    -----------------------------------         Stock to           Subscriptions
                                                       Shares              Par value            be Issued            Receivable
                                                    -------------        --------------       --------------       --------------
Balance December 31, 1995                               7,796,000        $        7,796       $      271,475       $

Issuance of restricted common
       stock                                              499,950                   500             (249,975)

Issuance of restricted common
       stock                                               91,000                    91

Restricted common stock
       subscribed                                          10,000                    10                                    (5,000)

Net loss

                                                    -------------        --------------       --------------       --------------
Balance December 31, 1996                               8,396,950                 8,397               21,500               (5,000)

Issuance of common stock
       for services                                     7,000,000                 7,000

Issuance of restricted common
       stock for Energy Reclaim
       Refrigeration, Inc.                              3,333,333                 3,333

Issuance of restricted common
       stock for oil & gas properties                   1,100,000                 1,100

Issuance of restricted common
       stock for cash                                   1,800,000                 1,800

Issuance of restricted common stock
       to employees under employment
       contracts                                        1,000,000                 1,000

Issuance of restricted common stock                        30,000                    30              (15,000)

Issuance of common stock
       for services                                     1,250,000                 1,250

Issuance of restricted common stock
       for services                                       285,000                   285

Shares acquired and retired at no cost                 (4,400,000)               (4,400)

Correcting shares outstanding                              10,000                    10

425,000 shares reacquired at no cost

100,553 shares reacquired at no cost

Net loss

                                                    -------------        --------------       --------------       --------------
Balance December 31, 1997                              19,805,283        $       19,805       $        6,500       $       (5,000)
                                                    =============        ==============       ==============       ==============

                                                      Additional             Retained                Treasury
                                                    Paid in Capital          (Deficit)                Stock
                                                    ----------------       --------------       ----------------


Balance December 31, 1995                           $      1,497,571       $     (586,620)      $

Issuance of restricted common
       stock                                                 249,475

Issuance of restricted common
       stock                                                  45,409

Restricted common stock
       subscribed                                              4,990

Net loss                                                                         (240,836)
                                                    ----------------       --------------       ----------------

Balance December 31, 1996                                  1,797,445             (827,456)

Issuance of common stock
       for services                                          693,000

Issuance of restricted common
       stock for Energy Reclaim
       Refrigeration, Inc.                                    54,667

Issuance of restricted common
       stock for oil & gas properties                      3,023,900

Issuance of restricted common
       stock for cash                                        448,200

Issuance of restricted common stock
       to employees under employment
       contracts                                             179,000

Issuance of restricted common stock                           14,970

Issuance of common stock
       for services                                          919,250

Issuance of restricted common stock
       for services                                          464,250

Shares acquired and retired at no cost                      (346,500)

Correcting shares outstanding                                    (10)

425,000 shares reacquired at no cost                                                                        --

100,553 shares reacquired at no cost                                                                        --

Net loss                                                                       (6,310,091)

                                                    ----------------       --------------       ----------------
Balance December 31, 1997                           $      7,248,172       $   (7,137,547)      $           --
                                                    ================       ==============       ================



The accompanying notes are an integral
part of the consolidated financial statements.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                                       1997               1996
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                            $(6,310,091)       $  (240,836)
       Adjustments to reconcile net income (loss) to net cash provided by by operating activities:
            Depreciation, depletion and amortization                                  1,051,998             66,026
            Oil & gas properties impairment charge                                    2,546,000
            Notes payable issued to satisfy accrued payroll                             908,126
            Stock issued as compensation                                                180,000
            Loss on sale of assets                                                        5,500
            Other                                                                       (20,195)
            Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable                             (49,519)            20,493
                 Increase (decrease) in prepaid expense                                (172,049)
                 Increase (decrease) in accounts payable and accrued expenses           337,895             62,601
                 Increase (decrease) in revenues payable                                 96,426            106,241
                                                                                    -----------        -----------

Net cash flows provided (used) by operating activities                               (1,425,909)            14,525
                                                                                    -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) decrease in other assets                                                 (405)              (300)
       Acquisition of property and equipment                                           (597,872)            (6,699)
       Increase in note receivable                                                       (1,247)
       Collection of note receivable                                                      1,637
       Increase in deposit on property acquisition                                     (582,625)
       Increase in due from related parties                                                                (83,566)
                                                                                    -----------        -----------

Net cash flows (used) by investing activities                                        (1,180,512)           (90,565)
                                                                                    -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings from interest owners                                                        34,597
       Proceeds from borrowings                                                         287,034
       Proceeds from obligations to stockholders                                        250,000
       Proceeds from debentures                                                       2,500,000
       Cost of issuing debentures                                                      (258,000)
       Advances from officer                                                             80,759
       Increase (decrease) in cash overdraft                                                                (2,660)
       Proceeds from the sale of stock                                                  450,000             45,500
       Payment of notes payable                                                        (689,539)
                                                                                    -----------        -----------

Net cash flows provided by financing activities                                       2,620,254             77,437
                                                                                    -----------        -----------


Net (increase) in cash                                                                   13,833              1,397

Cash - beginning of year                                                                  1,397                  0
                                                                                    -----------        -----------

Cash - end of year                                                                  $    15,230        $     1,397
                                                                                    ===========        ===========

See notes 4 and 15 for information relating to stock issued for services and to employees.


Non-cash financing and investing activities:
Acquisition of oil & gas properties for stock and notes payable
       Properties                                                                   $ 3,070,505        $ 1,608,067
       Notes payable                                                                    (45,505)          (500,000)
       Common stock                                                                  (3,025,000)        (1,108,067)

Acquisition of subsidiary for stock
       Patents                                                                           58,000
       Common stock                                                                     (58,000)
Restricted common stock subscribed                                                                           5,000

Supplemental disclosures:
       Interest paid                                                                     55,556              1,070



The accompanying notes are an integral
part of the consolidated financial statements.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Lone Star International Energy, Inc., a Nevada corporation (the Company), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. On December 31, 1993, the Company was reincorporated in the State of Nevada. The Company was in the development stage from incorporation until completion of the reverse acquisition described in Note 2 on May 2, 1995. The Company is engaged in the operation of oil and gas properties, as well as the acquisition and development of oil and gas properties. Operations were located entirely in Texas, until the Company entered into an agreement to acquire certain oil and gas properties in Montana.

        Basis of Presentation

        The consolidated financial statements include the accounts of Lone Star International Energy, Inc. and its wholly owned subsidiaries Cumberland Petroleum, Inc. and Energy Reclaim Refrigeration, Inc. Significant intercompany accounts and transactions have been eliminated in the consolidation.

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

        Equipment and Property

        Depreciation of other equipment and property is provided using the straight line method over the estimated useful life of the asset.

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

        Debenture Issuance Costs

        The Company is amortizing the cost of issuing the debentures over the life of the debentures using the straight-line method over the life of the debentures which is two years.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

        Patents

        The Company is amortizing patents over the expected life of the patents which is 17 years.

        Stock Based Compensation

        The Company has recorded the compensation related to stock options as of the measurement date as unearned compensation and accrued compensation stock option. It is amortizing the cost to expense over five years (the period of the employment contract granting the option).

        Research and Development

        Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities is charged to expense unless there are alternative uses for the equipment.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates, and such differences may be material to the financial statements.

        Significant estimates inherent in the preparation of the accompanying consolidated financial statements include the allowance for uncollectible receivables, the impairment charge and the reserve valuation of the oil and gas properties. It is reasonably possible that future collections, oil and gas prices, future development and production costs and the quantities produced will change. These changes could change management's decisions regarding future development and production of the reserves.

        Income (Loss) Per Share

        Basic earnings (loss) per share is based on 17,292,310 and 7,888,000 weighted average shares outstanding in 1997 and 1996. Diluted earnings
        (loss) per share was based on the same numbers of shares outstanding since the Company was reflecting a loss for 1997 and 1996 and any changes would be anti-dilutive. In addition, cash received for stock which had not been issued at December 31, 1997 and 1996 was treated as if the shares had been issued. During 1996, 45,000 shares of stock were issued in error. The Company is contacting the individual in order to have the shares returned. Those shares are not included in the shares issued. The shares are still outstanding at December 31, 1997.

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

        For accounting purposes, the transaction has been treated as a recapitalization of Cumberland with Cumberland as the acquirer (reverse acquisition). This business combination has been recorded as a pooling of interests. The financial statements were restated to include the Company and Cumberland.

NOTE 3: ACCOUNTS RECEIVABLE MERIT CAPITAL

        During July 1997 the Company opened an account with Merit Capital. The Company deposited $500,000 of the proceeds from the debentures in the account. Shares of the Company's stock were purchased with the funds without the authorization of the Company or its personnel. At December 31, 1997 the Company has recorded a receivable from Merit Capital of $500,000 to recover these funds. At December 31, 1997 the account consisted of $49 in cash and 114,125 shares of the Company's stock which had a market value of $.594 per share for a total of $67,790. As discussed in Note 14, the Company is negotiating with Merit to settle this matter. The Company has recorded an allowance of $200,000 for potential losses on the receivable.

NOTE 4: CONSULTING AGREEMENTS

        During the year ended December 31, 1997, the Company entered into various agreements to provide various types of consulting to the Company. The following agreements were entered into during 1997:

        The Company entered into agreements with 10 individuals to provide services to assist the Company in creating awareness of the Company's goods and services and to assist in locating suitable corporate partners and consultants to assist the Company with its business plan. It provided that the services were not to be in connection with an offer or sale of the Company's securities in a capital raising transaction. The term of each of the agreements is for one year and each individual was to receive 700,000 shares with a total of 7,000,000 shares being issued. The Company filed Form S-8 to register the shares on March 18, 1997. The Company valued the shares issued at $.10 per share since the agreements had been negotiated during the last quarter of 1996 and there was minimal activity in the stock. During the second quarter the Company reacquired and retired 3,480,000 shares of the stock issued at no cost and the contract with the individual was canceled. In addition, the Company placed a hold on an additional 20,000 shares and treated these shares as also being retired. During the third quarter of 1997 the Company terminated the remaining contracts and wrote off the remaining unamortized cost. The Company subsequently obtained and retired at no cost an additional 900,000 shares of the stock that had been issued.
        See Note 14 for pending litigation.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: CONSULTING AGREEMENTS - (continued)

        The Company entered into an agreement with Kenneth Freeman to provide petroleum engineering services to the Company for a two year period in exchange for 250,000 shares of stock. The shares were valued at $.18 per share which represented the market price of the stock when the agreement was reached. The Company registered the shares issued on Form S-8 on August 27, 1997. The Company has recorded prepaid expense of $45,000 which is being amortized over the term of the agreement. The unamortized balance at December 31, 1997 was $22,932. See Note 14 for pending litigation.

        The Company entered into an agreement with Scott MacCaughern to provide consulting services to assist the Company obtaining a NASDAQ listing, searching for possible merger candidates with a current listing, including the necessary due diligence, negotiate with the holders of the Company's convertible debentures for a possible buy out, assist in creating awareness of the Company's goods and services and assist the Company in obtaining a new investment banking firm. The term of the agreement is for 36 months. The Company issued 500,000 shares of common stock which was registered on Form S-8 on August 27, 1997. The Company has recorded prepaid expenses of $875,000 based on the stock price when the shares were issued which is being amortized over the term of the agreement. At December 31, 1997, the total prepaid amount was $762,328 with $470,662 being reflected as non-current.

        The Company entered into an agreement with Brian McKee to provide consulting services to assist the Company obtaining a NASDAQ listing, searching for possible merger candidates with a current listing, including the necessary due diligence, negotiate with the holders of the Company's convertible debentures for a possible buy out, assist in creating awareness of the Company's goods and services and assist the Company in obtaining a new investment banking firm. The term of the agreement is for 36 months. The Company issued 500,000 shares of common stock which was registered on Form S-8 on August 27, 1997. The Company settled a lawsuit with McKee over the consulting agreement and received 425,000 shares of the stock at no cost which are held in treasury. In the settlement the Company also issued warrants to purchase 75,000 shares at $1 per share which expired November 13, 1997. Since the contract was terminated shortly after it was issued the only cost related to this agreement was the 75,000 shares at par value of $.001 or $75.

        The Company entered into an agreement with Capital Communications, Ltd. to provide assistance with investor communications and public relation services with existing shareholders and brokers, dealers and other investment professionals as to the Company's current and proposed activities. The term of the agreement is for twelve months beginning on September 8, 1997 and ending September 8, 1998. The Company issued 285,000 shares of its restricted common stock as compensation. The Company recorded a prepaid expense of $464,550 based on the current market price of the stock which is being amortized over the term of the contract. The balance at December 31, 1997 was $319,458.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: DEPOSITS ON PROPERTY ACQUISITION

        On August 22, 1997, the Company entered into an agreement with Mont-Mill Operating Company and the Bankruptcy Court to acquire the Two Medicine Cut Bank Sand Unit. On January 7, 1998, the Company closed the acquisition. The Company exchanged cash of $300,000 and 1,628,571 shares of restricted common stock valued at $5,700,000 to acquire the property. The estimated reserves acquired are estimated to be approximately 7,200,000 barrels of oil. The property was contributed to Provident Energy Associates of Montana, L.L.C. (PEAM) (owned 75% by the Company and 25% by Prism Corporation) which will operate the property. Prism presented the prospect to the Company and received the 25% interest in the L.L.C. as compensation for presenting the prospect. The property consists of 82 well bores of which all but 10 are currently shut-in and it is located on Blackfeet Indian Tribal lands, State of Montana lands and private lease lands. The Company will be responsible for 100% of the costs to restore the wells with Prism being carried through the restoration. The Company entered into an agreement with the Bankruptcy Court which allowed the Company to begin to work over certain wells to increase production beginning in October 1997 prior to closing the acquisition. The agreement compensated PEAM $3,500 per month for operating the lease and allowed them to retain production in excess of 23 barrels per day until the sale closed and required them to pay all operating costs. The Company began the restoration wells in October
        1997 due to the severe winters restricting the work until the spring. The Company recognized production revenue in 1997 of $21,930, production taxes of $653, production and other expenses of $24,923 and overhead income of $7,875. At December 31, 1997, the Company had advanced $582,625 for the acquisition and work over costs which are included in Deposits on Property Purchase.

NOTE 6: RELATED PARTY LEASE

        The Company entered into an agreement with its president, C.E. Justice to lease a building in Mineral Wells for a term of five years beginning April 1, 1997. The lease requires monthly payments of $5,000 which may be increased during the agreement. The Company can extend the lease for an additional five years under the same terms and conditions. The lease also contains an option to purchase the building during the term of the leaser or its extensions at fair market value. The Company paid for various improvements to the building which become the property of the lessor and the lessor is granting credit against the lease for these improvements. During 1997 the Company paid for improvements totaling $222,049 and has recorded lease expense of $50,000. The unamortized improvements at December 31, 1997 was $172,049 of which $112,049 is reflected as non-current. The remaining minimum lease payments due under the lease are as follows:

                                                          Amount
                                                        ----------
          1998                                          $   60,000
          1999                                              60,000
          2000                                              60,000
          2001                                              60,000
          2002                                              10,000

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7: ACQUISITION OF SUBSIDIARY

        On April 2, 1997 the Company entered into an agreement with Energy Reclaim Refrigeration, Inc. (ERR) and its sole shareholder to acquire all of the outstanding shares of ERR (50,000,000 shares) in exchange for 3,333,333 shares of the Company's restricted common stock. The only asset of ERR at the time of the acquisition were patents for the "By-Pass Chiller" and "Fresh Catch". These were contributed to ERR by its sole stockholder and are reflected at the shareholder's cost of $58,000. The acquisition was treated as a pooling of interest, however, there were no operations prior to acquisition. The Company is testing the proto type units for each of the patents and has not begun commercial manufacturing of the units at December 31, 1997.


NOTE 8: NOTES PAYABLE

        Notes payable include the following at December 31, 1997 and 1996:

                                                                         1997             1996
                                                                       ---------        --------
        Unsecured notes payable to two stockholders,
        due December 31, 1995, with interest at 8.5%. The notes payable have been extended under the same terms, although no formal agreements have been drafted. The terms described are the same as the existing
        Note agreements.                                               $  75,593        $ 75,593

        Notes payable to five stockholders, secured by oil and gas properties, interest at 7% due monthly beginning November 15, 1995 with the principal due September 15, 1996. At the option of the stockholders, the maturity date can be extended. The notes payable were extended under the same terms, although no
        formal agreements have been drafted.                                             363,857
                                                                       ---------        --------

        Total related party notes payable                              $  75,593        $439,450
                                                                       ---------        --------

        Unsecured loans, non-interest bearing, payable on demand       $                $ 28,513
                                                                       =========        ========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: LONG-TERM DEBT

        Long-term debt includes the following at December 31, 1997 and 1996:

                                                                                             1997              1996
                                                                                           ----------        ---------

        Note payable to bank due in monthly installments of $569 including
        interest at 10%, secured by a vehicle                                              $   18,468        $

        Note payable secured by real estate, payable monthly with interest,
        maturing in 1998                                                                        6,866

        Debentures payable, due July 23, 1999, interest at 8%, unsecured.
        Convertible to common stock                                                         2,500,000
                                                                                           ----------        ---------

                                                                                            2,525,334

        Less: current maturities                                                               12,079
                                                                                           ----------        ---------

        Long-term debt, net                                                                $2,513,255        $
                                                                                           ==========        ==========

        Future maturities of long term debt are $12,079 in 1998, $2,505,761 in 1999, $6,365 in 2000 and $1,129 in 2001.

        The Company has also issued to the debenture holders warrants to purchase 1,000,000 shares of common stock of the Company at the market price of the stock on the effective date of the registration statement registering the shares issued on conversion of the debentures to common stock. The warrants are exercisable for two years from the date of the registration statement.

NOTE 10:INCOME TAXES

        Income before taxes and provisions for income tax expense (benefit) from operations at December 31, 1997 and 1996 are as follows:

                                                     1997                 1996
                                                 --------------       --------------
             Current federal income taxes        $           --       $           --

             Deferred federal income taxes                   --                   --
                                                 --------------       --------------

             Total                               $           --       $           --
                                                 ==============       ==============

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10: INCOME TAXES - (continued)

         The actual income tax expense attributable to operations for the years ended December 31, 1997 and 1996 differed from the amounts computed by applying the U.S. federal tax rate of 34 percent to pretax earnings as a result of the following:

                                                                             1997               1996
                                                                          -----------        -----------
             Computed expected tax expense                                $(2,145,431)       $   (81,884)

             Effect of graduated tax rates                                    559,056             21,884

             Valuation allowance related to deferred portion of tax        (1,586,375)            60,000
                                                                          -----------        -----------

             Provision (benefit) for income tax                           $        --        $        --
                                                                          ===========        ===========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                1997               1996
                                                             -----------        -----------
             Deferred tax assets:

             Net operating loss                              $ 1,050,000        $   195,000

             Accounts receivable allowance                        57,500              5,125

             Stock option - compensation                          42,500

             Impairment charge on oil & gas properties           636,500

             Less valuation allowance                         (1,786,500)          (200,125)
                                                             -----------        -----------

             Net deferred tax assets                         $                  $
                                                             ===========        ===========

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

         The Company had NOLs of approximately $4,200,000 at December 31, 1997. These NOLs expire in 2012 to 2014. A deferred tax asset was recorded assuming that the benefits will be utilized at an average rate of 25%. The full amount of the deferred tax asset was offset by a valuation allowance due to the lack of operating history for the Company and the need to raise additional funds to develop the current oil and gas properties.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11: RELATED PARTY TRANSACTIONS

         At December 31, 1997 and 1996, there were accounts receivable from officers and stockholders for amounts advanced to them and for amounts due on joint interest billings amounting to $0 and $345,026, respectively. In addition, in 1996 there were amounts due to officers and stockholders primarily for undistributed oil and gas production. Substantially all of the liability can be offset against the joint interest billing receivable noted above. As discussed in Note 8, at December 31, 1997 and 1996 there are notes payable with stockholders totaling $75,593 and $439,450 and accrued interest payable of $19,276 and $47,643, respectively.

         At December 31, 1997 the Company has a liability to several stockholders of the Company for funds that they have advanced to the Company or are allowing the Company to utilize. Stockholders advanced $250,000 to the Company in order that the Company could complete the Montana oil and gas property purchase. In addition, a stockholder is allowing the Company to utilize a $100,000 certificate of deposit to satisfy a bonding requirement in conjunction with the purchase. These amounts are secured by liens on the Texas oil and gas properties, assignment of 40% of the Company's net production revenue from the Montana property until the stockholders have been repaid their investment plus 25%, and assignment of a carried working interest of 2.65% in the Montana property.

         At December 31, 1997 the Company owed its President $80,759 for amounts advanced to the Company. The amount is unsecured and non interest bearing. In addition, the Company has issued notes payable totaling $908,126 to certain officers and key employees in order to fund salaries due under employment agreements. The notes are unsecured and bear interest at 8.25% and are due December 31, 1998. The Company anticipates issuing common stock to liquidate this debt, consequently, the amount is not included in current liabilities.


NOTE 12: PROPERTIES AND EQUIPMENT

         At December 31, 1997 and 1996, properties and equipment consisted of the following:

                                                                            1997               1996
                                                                        -----------        -----------
             Oil and gas properties                                     $ 4,770,807        $ 1,609,739
             Office equipment                                                70,224              8,319
             Vehicles                                                        34,503
             Land                                                            10,000
             Buildings                                                       53,500
             Equipment                                                      880,861             20,345
                                                                        -----------        -----------

                                                                          5,819,895          1,638,403

             Accumulated depreciation, depletion and amortization        (2,819,190)           (92,650)
                                                                        -----------        -----------

             Net properties and equipment                               $ 3,000,705        $ 1,545,753
                                                                        ===========        ===========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12: PROPERTIES AND EQUIPMENT - (continued)

         During 1997 the Company acquired certain oil and gas properties, other assets and related debt from various interest owners (Northridge Properties) in exchange for 1,100,000 shares of the Company's restricted common stock. The transaction was recorded based on the market price of the stock since an independent reserve study was not available. The Company's acquisition was recorded as follows:

         Oil and gas properties                                    $ 2,996,000
         Buildings                                                      35,000
         Vehicles                                                       14,505
         Inventory                                                      25,000
         Notes payable                                                 (45,505)
                                                                   -----------

         Total                                                     $ 3,025,000
                                                                   ===========


NOTE 13: OIL AND GAS PROPERTIES IMPAIRMENT CHARGE

         The Company has decided to sell most of the Texas oil and gas properties. Based on fair market value estimates (the estimated sales prices that they will receive on the sale of the properties) the Company has recorded a charge of $2,546,000 to write down the carrying amounts of the properties. This charge is included in the Company's results from operations for the year ended December 31, 1997, as oil and gas properties impairment charge. The Company will not depreciate or amortize the properties while they are held for disposal. The Company anticipates completing the sale of the properties during the second quarter of 1998. These are included in oil and gas properties at approximately $608,000.

NOTE 14: CONTINGENCIES

         At December 31, 1997 there were several potential liabilities due to pending litigation. Management does not believe that these matters will result in any liability to the Company, consequently, the Company has not accrued any liability as a result of these matters. The matters are summarized below:

         On July 18, 1997, Jane Holder filed a Petition for Breach of Contract, Estoppel and Conversion in the 43rd Judicial District Court of Parker County, Texas, against the Company and C. E. Justice. Ms. Holder alleges that she served as a consultant to Mr. Justice and the Company for a period of time during 1995 and 1996, and that she introduced Mr. Justice to individuals in California that resulted in the reverse merger with Quiescent Corporation, and that she assisted in fund raising for the Company in its initial Regulation D offering. Ms. Holder contends that Mr. Justice promised that she would be given 250,000 shares of the Company's Common Stock in consideration for her services, and that the parties had entered into a verbal contract therefor. Ms. Holder seeks monetary damages for the value of the common stock that was never issued, together with unpaid commissions on funds she raised for the Company through its Regulation D offering, plus reimbursement of expenses incurred in her travel for the Company between Weatherford and California in assisting with the reverse merger and Regulation D offering. The Company and Mr. Justice filed a timely answer denying the allegations contained in the Petition, and the case is currently in discovery.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: CONTINGENCIES - (continued)

         In December 1997, Kenneth A. Freeman filed a Petition in the 43rd Judicial District Court of Parker County, Texas, against the Company and C.E. Justice alleging Breach of Contract of a Consulting Agreement entered into between Mr. Freeman and the Company effective January 1, 1997. Mr. Freeman alleges that he entered into a two year consulting agreement with the Company to provide petroleum engineering services as requested from time to time by the Company in exchange for 250,000 shares of the Company's common stock to be registered on Form S-8. Mr. Freeman claims a loss of value of his common stock due to a decline in share price, alleging that the Company was negligent in not filing the S-8 Registration sooner than it did. The Company and Mr. Justice have filed a timely answer to the Petition and deny each and every allegation contained therein. This case is currently in discovery.

         On October 21, 1997, Judson L. Whiting III, filed a Complaint alleging breach of contract against the Company in the Supreme Court of the State of New York, County of New York. Mr. Whiting was one of ten consultants hired as independent contractors by the Company and was to receive 700,000 shares of the company's Common Stock to be registered on Form S-8. In November 1997, the Company filed a Petition for Removal, and the case was removed to the United States District Court, Southern District of New York. The Company filed a timely answer to the complaint, denying all the material allegations of the plaintiff. The Company in January 1998 filed a Third Party Action against Michael Novielli, Dutchess Capital Partners, Inc., and John Sloan. The Company alleges Mr. Novielli and Dutchess Capital Partners, Inc. coordinated the consultants and that Mr. Sloan, who was also one of the ten consultants, together with Mr. Novielli promulgated a plan to defraud the Company. Mr. Sloan was responsible for locating Mr. Whiting as one of the consultants. The Company believes that both Mr. Novielli and Mr. Sloan are necessary parties, and that Mr. Novielli and Mr. Sloan should indemnify the Company for any liability that may be incurred by the Company to Mr. Whiting, if any. In its Third Party Action the Company alleges common law fraud, securities fraud and breach of contract and seeks damages against Mr. Novielli, Dutchess Capital Partners, Inc., and Mr. Sloan.

         On January 29, 1998, Eugene L. Bonacci, Donna Conley, Penelope Gallo, Robert Gallo, Robert Maher, Sal Rausa, Randy Rufrano, Charles Stein, individually and on behalf of Anthony Stein, J. Ralph Stein & Co. Pension Trust, Roni L. Stein, Musser Enterprises Pension Trust and Renee Feitelberg, Louis Vaccaro and Judith Vaccaro filed a complaint in the United States District Court, Southern District of New York against the Company, C. E. Justice, Brian T. McKee, Scott MacCaughern, Barbara Matalon, Robert Horrigan and Merit Capital Associates, Inc. alleging securities fraud and common law fraud in connection with certain activities relating to the sale of the Company's stock. The Company was served with this action on February 3, 1998, and is currently reviewing the allegations with its outside securities and litigation counsel. The Company will timely file a denial of the plaintiffs' allegations. Mr. MacCaughern worked with Mr. Novielli in the coordination of the services of the consultants and Mr. McKee was a stockbroker in New York who was also introduced to the Company by Mr. Novielli. Merit Capital Associates, Inc. is an investment firm that was introduced to the Company by Mr. Novielli, and served as a market maker for the Company at the request and direction of Mr. Novielli.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: CONTINGENCIES - (continued)

         During the third quarter of 1997, information began to be received by the Company from various individuals, including some of the named Plaintiffs in the most recent complaint, that certain consultants and possibly others were making improper offers in the market place of the Company's Common Stock originally issued to the consultants as compensation and registered by the Company on Form S-8. The Company began an immediate investigation of these matters, and through its President, Mr. C. E. Justice, terminated the remaining term of any and all of the ten consulting agreements still in place. The Company further terminated its relationship with Mr. Novielli and Dutchess Capital. The Company has communicated with every party known to the Company who has alleged that inducements were offered to them to purchase Company stock in the open market that the Company had no knowledge of this activity, it did not condone such activity and believed the same to be a violation of securities laws, and that the Company would not honor any promise or inducement offer made. As a part of its investigation, the Company has sought to take sworn statements from consultants and others, together with depositions and statements from investors who claim to have been induced to make their investment. Facts developed thus far through this investigation indicate that the Company was fraudulently induced to enter into the original ten consulting agreements and filed a registration statement on Forms-8. The Company has made demand to the consultants to immediately return all such S-8 stock to the Company. As noted above, the Company has filed actions against Mr. Novielli and Mr. Sloan and has additionally filed a claim in arbitration against Merit Capital and may file further actions as facts are revealed in the Company's investigation. The Company is committed to the pursuit of any and all parties who may have been involved in the inappropriate use of its S-8 stock.

NOTE 15: EMPLOYMENT CONTRACTS

         The Company has entered into employment contracts with seven officers, directors and key employees. The employment contracts began in 1997 and end January 2002. Five of the contracts provided for the employees to receive 200,000 shares of the Company's restricted common stock. Those shares were issued during the year and compensation expense of $180,000 was recorded based on the price of the stock when the agreements were negotiated. The Company also issued to its president options to purchase 5,000,000 shares of stock at $.01 per share. The options expire December 31, 2003. The contracts are automatically renewed unless either party gives notice with in the time frames specified in the contracts. The contracts specify certain employee benefits such as vacations, sick leave, death benefits, health insurance, stock options and life insurance and provide for increases in compensation if certain factors are met. The contracts can be terminated for cause or by mutual consent of the parties involved. The future salaries payable under the contracts are as follows:

                1998                                        $ 1,280,000
                1999                                          1,330,000
                2000                                          1,380,000
                2001                                          1,430,000
                2002                                                 --
                                                            -----------
                Total                                       $ 5,420,000
                                                            ===========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16: RETIREMENT PLAN

         During October 1997 the Company instituted a Simple IRA retirement plan covering substantially all employees. The Plan requires the Company to match contributions of each participating employee up to three percent of their salary or a maximum of $6,000. Retirement expense for the year ended December 31, 1997 was $14,275.


NOTE 17: FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Accounts receivable and advances payable related party - Since the amounts are not due from (to) third parties, the payment terms are subject to change. It is not practicable to estimate fair value.

         Notes and debentures payable - Notes payable are primarily due to stockholders. For those notes since the amounts are not payable to an independent third party, it is not practicable to determine the fair value. The debentures were issued in the current year to third parties and are due within two years and are assumed to reflect fair value. Notes payable to banks are not significant are assumed to be at fair value.

NOTE 18: BUSINESS SEGMENTS

         The Company operates in two business segments: oil and gas production and commercial energy conservation product manufacturing. Listed below are sales, operating income, depreciation, identifiable assets and depreciation for each segment as of and for the year ended December 31, 1997. Identifiable assets include only those assets that are used exclusively in the business segment.

                                                          Oil and Gas          Energy           Corporate         Consolidated
                                                          -----------          ------           ---------         ------------
          Sales                                          $   599,937        $     3,203        $                  $   603,140
          Operating income (loss)                         (2,582,065)          (813,960)        (2,716,966)        (6,112,991)
          Identifiable assets                              2,579,660          1,114,514          1,901,501          5,595,675
          Capital expenditures                             3,161,068            912,471            107,953          4,181,492
          Depreciation, depletion and amortization           147,018             23,736              9,786            180,540

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19: STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options. During 1997 the Company issued options for 5,000,000 shares of the Company's common stock at $.01 per share to its president as part of this employment contract. The options expire December 31, 2003. None of the options were exercised or expired during the current year. Because the exercise price of the option was below the market price of the underlying stock on the measurement date, the Company recorded prepaid compensation of $850,000 and accrued compensation payable of $850,000. The prepaid compensation is being amortized to expense over the five year employment contract.

         Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk free interest rate 5.5%, dividend yields of 0%, volatility factors of the expected market price of the Company's common stock of 5.182 and a expected life to the option of 5 years.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information for December 31, 1997 follows:

         Pro forma net loss                          $(6,521,255)
         Pro forma basic loss per share                   (.3771)

         The fair value of the options issued in 1997 was $.3812 per share underlying the option.

NOTE 20: SIGNIFICANT CUSTOMERS

         Purchasers of 10% or more of the Company's oil and gas production for the years ended December 31, 1997 and 1996 are Team Energy Marketing Co. 22% and 29%; Geer Tank Trucks, Inc. 15% and 32%; Atoka Resources Corp. 27% and 29%; and Warren 14% and 1%, respectively.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21: GOING CONCERN MATTERS

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the year ended December 31, 1997, the Company incurred losses of $6,310,091 and had a deficit working capital of approximately $550,000 and stockholders equity of $131,930. In addition, the Company recorded an impairment loss of $2,546,000 on its oil and gas properties and is in the process of selling certain properties which will reduce future revenues, as well as, future operating costs, the Company has employment agreements with various officers and key employees which require annual salaries of $1,280,000 for 1998 although part of the cost may be satisfied with stock, the Montana property requires expenditures to restore production in order to increase the revenues of the Company, and Energy Reclaim Refrigeration, Inc. is still testing its proto types and has not begun commercial manufacturing. Additional costs will be incurred in order to begin the commercial manufacturing.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to raise additional capital, enter into agreements to assist in funding future development costs on its oil and gas properties or its manufacturing process, to obtain additional financing or refinancing as may be required and beginning the manufacture and sale of the "By-Pass Chiller" and the "Fresh Catch", as well as, other contract manufacturing work. The Company is in negotiations regarding the possible sale of a portion of the reserves in Montana for cash and the secondary development of the property and has been actively seeking contract manufacturing until commercial manufacturing begins.

NOTE 22: STANDARDS NOT YET IMPLEMENTED

         At December 31, 1997, the Company had not yet implemented Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income which is effective for years beginning after December 15, 1997. This will be implemented during the first quarter of 1998.

         In addition, the Company had not yet implemented Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information which is effective for years beginning after December 31, 1997. This will be implemented during the 1998 year.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 23: OIL AND GAS PRODUCING ACTIVITIES

         Capitalized Costs

         Capitalized cost associated with oil and gas producing activities are as follows at December 31, 1997 and 1996:

                                                                       1997               1996
                                                                    -----------        -----------
         Proved properties                                          $ 4,769,523        $ 1,608,455
         Unproved properties                                              1,284              1,284
         Accumulated depreciation, depletion and amortization        (2,774,462)           (81,444)
                                                                    -----------        -----------

         Net capitalized costs                                      $ 1,996,345        $ 1,528,295
                                                                    ===========        ===========

         Costs Incurred

         Information relating to the Company's costs incurred in its oil and gas operations is summarized as follows for the years ended December 31, 1997 and 1996:

                                                       1997              1996
                                                    ----------        ----------
         Property acquisition                       $3,034,500        $    1,284

         Development                                   126,568               388

         Acquisition of Oil and Gas Properties

         In April 1997 the Company purchased working interests in several oil and gas properties and other assets and related liabilities (see Note
         12) in exchange for 1,100,000 shares of restricted common stock valued at $3,025,000. The values utilized to record this transaction were based on share price when the agreement was signed since a reserve evaluation by an independent petroleum engineer was not available. In addition, the Company acquired additional interests in existing leases from a stockholder for the stockholder's cost in the properties ($100,000), and acquired another lease for $38,500.

         As discussed in Note 5, the Company had entered into an agreement to acquire a producing property in Montana. The Company had advanced funds to cover the down payment and work over costs on the property, however, the acquisition did not close until January 7, 1998. The deposits on the property acquisition are not included in the amounts above.

         All of the Company's oil and gas properties were acquired in September 1995 and 1997 as described above. There were no sales of oil and gas properties in 1996 and no allowance for impairment was deemed necessary. Several of the properties acquired were plugged during 1996; however, no loss was recognized for these retirements. As discussed in
         Note 13, during 1997 the Company determined that an allowance for impairment was necessary and a charge for impairment of $2,546,000 was recorded. The Company anticipates selling a number of the properties during 1998.

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 23: OIL AND GAS PRODUCING ACTIVITIES - (continued)

         Results of Operations

         Results of operations for oil and gas producing activities are as follows for the years ended December 31, 1997 and 1996:

                                                                     1997             1996
                                                                   ---------        ---------
         Revenues                                                  $ 449,612        $ 244,540

         Production costs                                           (484,898)        (244,030)

         Depreciation and depletion                                 (147,018)         (62,206)
                                                                   ---------        ---------

                                                                    (182,304)         (61,696)
         Net income tax
                                                                   ---------        ---------

         Results of operations (excluding corporate overhead
         and interest costs)                                       $(182,304)       $ (61,696)
                                                                   =========        =========

         Depreciation and depletion per dollar of production was $.33 and $.25 in 1997 and 1996, respectively.

         Unaudited Oil and Gas Reserve Quantities

         The following unaudited reserve estimates presented as of December 31, 1997 were prepared by management while the December 31, 1996 reserve estimates were prepared by Harper & Associates, Inc., an independent petroleum engineer. There are many uncertainties inherent in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

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


NOTE 23: OIL AND GAS PRODUCING ACTIVITIES - (continued)

         Unaudited net quantities of proved reserves and proved developed reserves of crude oil (including condensate) and natural gas (all of which are located within the state of Texas) are as follows:

         Changes in Proved Reserves                    (Bbls)            (MCF)
         --------------------------                  ----------        ----------
         Estimated quantity, December 31, 1995          110,075         3,796,350

         Production                                      (3,823)          (97,642)

         Revisions of previous estimates                  9,941            82,446
                                                     ----------        ----------

         Estimated quantity, December 31, 1996          116,193         3,781,154

         Purchase of reserves                           178,479         2,537,102

         Production                                      (8,389)         (198,855)

         Revisions of previous estimates               (211,283)       (2,964,804)
                                                     ----------        ----------

         Estimated quantity, December 31, 1997           75,000         3,154,597
                                                     ==========        ==========

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

                                                                           1997             1996
                                                                        ---------        ---------
                                                                               (In thousands)
         Future cash inflows                                            $   5,789        $   8,645
         Future production costs                                           (1,683)          (2,987)
         Future development costs                                          (1,005)          (1,329)
         Future income tax expense                                         (1,054)          (1,472)
                                                                        ---------        ---------

         Future net cash flows                                              2,047            2,857
         10% annual discount for estimated timing of cash flows              (555)            (971)
                                                                        ---------        ---------

         Standardized measure of discounted future net cash flows       $   1,492        $   1,886
                                                                        =========        =========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 23: OIL AND GAS PRODUCING ACTIVITIES - (continued)

         The following presents the principal sources of the changes in the standardized measure of discounted future net cash flows for the years ended December 31, 1997 and 1996:

                                                                          1997              1996
                                                                       ----------        ----------
                                                                              (In Thousands)
         Standardized measure of discounted future net cash
         flows, beginning of year                                      $    1,886        $    1,687

         Purchase of reserves in place                                      2,565

         Sales and transfers of oil and gas produced, net of
         production costs                                                      35                (2)

         Net changes in prices, production and development costs             (146)              105

         Net change in income taxes                                         1,523              (118)
         Accretion of discount                                                381               169

         Revisions of previous quantity estimates                          (4,171)               39

         Other                                                               (581)                6
                                                                       ----------        ----------

         Standardized measure of discounted future net cash
         flows, end of year                                            $    1,492        $    1,886
                                                                       ==========        ==========

                                INDEX TO EXHIBITS

Exhibit
  No.    Description
-------  -----------
2.1      Agreement dated as of April 10, 1995 between Cumberland Petroleum, Inc.
         and Quiescent Corporation. (Previously filed as Exhibit 2.1 to the
         Company's Report on Form 8-K dated May 19, 1995.) *

2.2      Article of Merger of Cumberland Companies. Inc. and Quiescent
         Corporation, a Utah Corporation. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995.) *

3.1 Articles of Incorporation of the Company and amendments filed with the Secretary of State of Nevada. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995.) *

3.2 Bylaws of the Company. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31,
         1995.) *

10.1 Oil and Gas Property Purchase Agreement between the Company and Ford and Myrt Fullingim Trust dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.2 General Promissory Note by the Company to Ford and Myrt Fullingim Trust dated September 15, 1995 in the original principal amount of $89,643.
         (Previously filed as the same exhibit number with the Company's Annual
         Report on Form 10-KSB dated December 31, 1995.) *

10.3     Oil and Gas Property Purchase Agreement between the Company and O.O.
         Thompson and Bea Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form
         10-KSB dated December 31, 1995.) *

10.4     General Promissory Note by the Company to and O.O. Thompson and Bea
         Thompson dated September 15, 1995 in the original principal amount of $104,198. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.5     Oil and Gas Property Purchase Agreement between the Company Randy J.
         Mason dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995.) *

10.6     General Promissory Note by the Company to Randy J. Mason dated
         September 15, 1995 in the original principal amount of $210,001.
         (Previously filed as the same exhibit number with the Company's Annual
         Report on Form 10-KSB dated December 31, 1995.) *

10.7     Oil and Gas Property Purchase Agreement between the Company and J. L.
         Keas dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December
         31, 1995.) *

10.8     General Promissory Note by the Company to J. L. Keas dated September
         15, 1995 in the original principal amount of $17,143. (Previously filed as the same exhibit number with the Company's Annual Report on Form
         10-KSB dated December 31, 1995.) *

10.9 Oil and Gas Property Purchase Agreement between the Company and Charles and Romona Hibbs dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated December 31, 1995.) *

10.10 General Promissory Note by the Company to and Charles and Romona Hibbs dated September 15, 1995 in the original principal amount of $55,357.
         (Previously filed as the same exhibit number with the Company's Annual
         Report on Form 10-KSB dated December 31, 1995.) *

10.11    Oil and Gas Property Purchase Agreement between the Company and J. L.
         Thompson dated September 18, 1995. (Previously filed as the same exhibit number with the Company's Annual Report on Form 10-KSB dated
         December 31, 1995.) *

10.12    General Promissory Note by the Company to J. L. Thompson dated
         September 15, 1995 in the original principal amount of $22,857.
         (Previously filed as the same exhibit number with the Company's Annual
         Report on Form 10-KSB dated December 31, 1995.) *

* Incorporated herein by reference.

10.13    Purchase and Sale Agreement Between Northridge Oil Company and Lone
         Star International Energy, Inc. (Previously filed as the exhibit number 10.1 with the Company's report on Form 8-K dated April 23, 1997.)*

10.14    Purchase and Sale Agreement Between Northridge LLC and Lone
         Star International Energy, Inc. (Previously filed as the exhibit number 10.2 with the Company's report on Form 8-K dated April 23, 1997.)*

10.15    Purchase and Sale Agreement Between Oil Fund 100 LLC and Lone
         Star International Energy, Inc. (Previously filed as the exhibit number 10.3 with the Company's report on Form 8-K dated April 23, 1997.)*

10.16 Agreement of Acquisition (Previously filed as the exhibit number 10.1 with the Company's report on Form 8-K dated April 7, 1997.)*

10.17 Employment Contract (Previously filed as the exhibit number 10.2 with the Company's report on Form 8-K dated April 7, 1997.)*

10.18    Agreement between Lone Star International Energy, Inc. and Prism
         Corporation. (Previously filed as the exhibit number 10.1 with the Company's report on Form 8-K dated January 21, 1998.)*

21       List of Subsidiaries

27       Financial Data Schedule