Form 10QSB
period 1998-03-31
LONE STAR INTERNATIONAL ENERGY INC
filed 1998-05-14
CIK 841282

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

       Common Stock, Par Value $.001; 24,202,533 Shares as of May 8, 1998

Transitional Small Business Disclosure Format: Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                     March 31,       December 31,
                                                                                       1998              1997
                                                                                    -----------      ------------
                                                                                    (UNAUDITED)
                                                           ASSETS
CURRENT ASSETS:
     Cash                                                                            $               $    15,230
     Accounts receivable - oil and gas revenues                                           28,997          64,450
     Accounts receivable - JIB, net of allowance of $20,500                               20,251           8,827
     Accounts receivable - other net of allowance of $209,337                            703,552         367,413
     Notes receivable - current                                                            3,422           3,422
     Unearned compensation                                                               170,000         170,000
     Prepaid expenses - lease                                                             60,000          60,000
     Prepaid expenses                                                                    634,056         634,056
                                                                                     -----------     -----------

         Total current assets                                                          1,620,278       1,323,398
                                                                                     -----------     -----------

Properties and equipment, at cost                                                     10,021,427       5,819,895
Less - accumulated depreciation, depletion and amortization                            1,289,892       2,819,190
                                                                                     -----------     -----------

         Property and equipment, net                                                   8,731,535       3,000,705
                                                                                     -----------     -----------

OTHER ASSETS:
     Prepaid expenses - non current - lease                                              100,957         112,049
     Prepaid expenses - non current                                                      335,572         470,662
     Unearned compensation                                                               467,500         510,000
     Note receivable - non current                                                         4,597           5,433
     Deposits on property purchase                                                        59,060         582,625
     Debenture issuance costs net of amortization
          of $75,250 and $43,000 in 1998 and 1997                                        182,750         215,000
     Patents, net of amortization
         of $3,980 and $3,127 in 1998 and 1997                                            54,020          54,873
     Deposits                                                                                930             930
                                                                                     -----------     -----------

                  Total other assets                                                   1,205,386       1,951,572
                                                                                     -----------     -----------

TOTAL ASSETS                                                                         $11,557,199     $ 6,275,675
                                                                                     ===========     ===========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            March 31,       December 31,
                                                                              1998              1997
                                                                          ------------      ------------
                                                                          (UNAUDITED)

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Cash overdraft                                                       $     13,591      $
     Accounts payable                                                        1,064,525           833,897
     Production payable                                                        287,130           328,698
     Accrued interest payable                                                  158,030           147,337
     Accrued payroll taxes payable                                             171,984           111,904
     Notes payable - related party                                              75,593            75,593
     Current maturities of long-term debt                                       12,079            12,079
     Advances due to officer                                                   207,009            80,759
     Obligation to stockholders                                                248,270           250,000
     Accounts Payable - interest owners                                         32,097            32,097
                                                                          ------------      ------------

         Total current liabilities                                           2,270,308         1,872,364
                                                                          ------------      ------------

LONG TERM DEBT:
     Long term debt                                                          2,505,575         2,513,255
     Accrued compensation - stock option                                       850,000           850,000
     Notes payable officers and employees                                                        908,126
                                                                          ------------      ------------

         Total long term debt                                                3,355,575         4,271,381
                                                                          ------------      ------------

         Total liabilities                                                   5,625,883         6,143,745
                                                                          ------------      ------------

STOCKHOLDERS' EQUITY
     Common stock - par value $.001, 100,000,000 shares
         authorized, 21,433,854  and 19,805,283 shares
         issued and outstanding in 1998 and 1997                                21,434            19,805
     Common shares to be issued                                              1,186,584             6,500
     Stock subscriptions receivable                                             (5,000)           (5,000)
     Additional paid in capital                                             12,946,374         7,248,172
     Retained deficit                                                       (8,218,076)       (7,137,547)
                                                                          ------------      ------------

         Total stockholders' equity                                          5,931,316           131,930
                                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 11,557,199      $  6,275,675
                                                                          ============      ============

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                       1998              1997
                                                  ------------      ------------
REVENUES
     Oil and gas production                       $    112,226      $     55,147
     Operating income                                   32,100             7,000
     Other sales                                        14,713
                                                  ------------      ------------
         Total revenues                                159,039            62,147
                                                  ------------      ------------
EXPENSES
     Production expenses                               115,287            22,377
     Depreciation, depletion and amortization           75,981            14,147
     Research and development                          101,974
     General and administrative expenses               880,068           525,823
                                                  ------------      ------------
         Total expenses                              1,173,310           562,347
                                                  ------------      ------------

Operating income (loss)                             (1,014,271)         (500,200)
                                                  ------------      ------------

Other income (expense)
     Other income                                        6,050                11
     Interest expense                                  (72,308)           (8,890)
                                                  ------------      ------------
         Other income (expense), net                   (66,258)           (8,879)
                                                  ------------      ------------

Net income (loss) before income taxes               (1,080,529)         (509,079)

Provision (benefit) for income taxes
                                                  ------------      ------------
Net income (loss)                                 $ (1,080,529)     $   (509,079)
                                                  ============      ============
Basic Earnings (loss) per common share            $    (0.0538)     $    (0.0494)
                                                  ============      ============

Diluted Earnings (loss) per common share          $    (0.0538)     $    (0.0494)
                                                  ============      ============

Weighted average shares outstanding                 20,098,063        10,309,375
                                                  ============      ============

Adjusted weighted average shares outstanding        20,098,063        10,309,375
                                                  ============      ============

                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                            1998             1997
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                  $(1,080,529)     $  (509,079)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation, depletion and amortization                       75,981          136,811
              Notes payable issued to satisfy accrued payroll               211,010
              Stock to be issued to satisfy notes payable employees          60,948
              Gain on sale of assets                                         (3,377)
              Changes in operating assets and liabilities:
                  (Increase) decrease -
                      Accounts receivable                                  (312,110)          (1,826)
                      Prepaid expense                                       146,182
                  Increase (decrease) in -
                      Accounts payable and accrued expenses                 301,401          251,199
                      Revenues payable                                      (41,568)          63,170
                                                                        -----------      -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (642,062)         (59,725)
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in due from related parties                                        (140,178)
     Collection of note receivable                                              836
     Decrease in deposit on property acquisition                            523,565
     Proceeds from sale of assets                                            95,240
     Purchase of property and equipment                                    (136,831)         (12,484)
                                                                        -----------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         482,810         (152,662)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of notes payable                                                (7,680)
     Payment of obligations to stockholders                                  (1,730)
     Advances from officer                                                  126,250
     Increase (decrease) in cash overdraft                                   13,591
     Sale of common stock                                                                    411,000
                                                                        -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         130,431          411,000
                                                                        -----------      -----------

NET INCREASE (DECREASE) IN CASH                                             (28,821)         198,613

CASH, Beginning of period                                                    15,230            1,397
                                                                        -----------      -----------

CASH, End of period                                                     $   (13,591)     $   200,010
                                                                        ===========      ===========

                      LONE STAR INTERNATIONAL ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1. ORGANIZATION AND BASIS OF PRESENTATION

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

2. COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1998, the results of operations and changes in cash flows for the three months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

At the end of its fiscal year ended December 31, 1997, the Company carried approximately $908,000 in Notes Payable to its contract employees for deferred compensation. With accrued interest that number through the end of the first quarter ending March 31, 1998 was projected to be in excess of $1,180,000. Consequently, during the first quarter, the Board elected to offer stock to its contract employees who had agreed upon commencing employment with the Company to receive a reduced cash salary and defer the balance of their contract salary until such time as the Company would fully satisfy the contract obligations. This stock offer was made in exchange for the cancellation of the notes payable for deferred compensation. The stock offer was made using the average closing share price of the stock for the five business days prior to the offer, and resulted in a share price of $0.33 per share. The contract employees accepted the offer of the Company, and as a result a total of 3,576,012 shares were issued to a group of seven employees. These shares were registered in accordance with an S-8 Registration, although the receiving employees entered into lock-up agreements with the Company which limits and restricts the holder in trading the shares over a one year period. These restrictions are in addition to any insider trading restrictions imposed by applicable securities regulations. The effect of this action by the Board was to eliminate in excess of $1.1 million in payables from the Company accounts.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1998.

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

During the three months ended March 31, 1998 the Company has liquidated several of its oil and gas properties located in the State of Texas. These properties have historically been marginal producers and the expense of operations has generally exceeded the revenue. The liquidation resulted in the reduction of overhead and operating expenses attributable to the oil and gas operations, and provided needed capital for other Company operations.

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

ENERGY RECLAIM PLAN OF OPERATIONS

Energy Reclaim has been in the research and development stage of developing products using its patented technology. With the acquisition of its precision metal cutting Bystronic Laser and other manufacturing equipment, Energy Reclaim is poised to move forward with the development of the production models of its Fresh Catch(TM) and By-Pass Chiller(TM) Units. During the second quarter of 1998, Energy Reclaim expects to complete the testing of its production model of the Fresh Catch(TM), and will have it installed on a fishing vessel in Louisiana for actual field test operation. Once the installation is completed, Energy Reclaim will commence fabrication of the Fresh Catch(TM) units for sale and delivery, and expect the first of such units to be available for existing purchase orders during the third quarter of 1998. Energy Reclaim further plans to complete its pilot test project with a utility company with the installation of its production model By-Pass Chiller(TM) unit on a selected utility building during the third quarter. Energy Reclaim expects to enter into several pilot test projects in different parts of the country, with each such pilot test project providing valuable beta test data on the performance of the units. Energy Reclaim believes that by the late third quarter it will be ready to fabricate the production model By-Pass Chiller(TM) unit for sale and delivery, with the first units going to supply existing purchase orders.

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

FABRICATION & PRECISION ENGINEERING INC.

The Company formed a new wholly owned subsidiary by the name of Fabrication & Precision Engineering Inc., ("FPE"), as a Texas Corporation on April 6, 1998. FPE was formed to take advantage of the potential outsource market available for contract engineering and fabrication work to enable the full utilization of its machine shop equipment for precision engineering including laser cutting and specialty welding. The staff at Energy Reclaim has been actively engaged in the solicitation of outside contract fabrication work for the equipment. The facility is set up so that outsource work can be accomplished without hindrance to the work required to develop and manufacture its own Fresh Catch and By-Pass Chiller units. In order to enhance the marketing capabilities of FPE, the subsidiary has retained the services of two full time sales representatives. Both of these representatives are employed as consultants on a commission basis, and both have previous verified experience in marketing the type of outsource work sought by FPE.

FPE acquired an additional piece of equipment known as a Tubing Bender that will be a beneficial addition to the fabrication of the Energy Reclaim Fresh Catch and By-Pass Chiller units in that it will eliminate numerous welds along the various tubing connecting the components of the two units. The addition of this equipment has also enabled FPE to fabricate a prototype automotive step rail for trucks that are currently being evaluated by a potential outsource client for mass production. Upon approval by the potential client, purchase orders for the product are expected for the production and delivery of 500 units per month. This purchase order is expected to provide gross revenue to FPE of over $60,000.00 per month. The client has further indicated that the purchase orders are expected to increase to 500 units per week by the fourth quarter of 1998.

Addition outsource contracts are being pursued by the FPE sales representatives, and the Company projects that this subsidiary will provide a valuable source of revenue while Energy Reclaim is entering the production phase of the Fresh Catch units.

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

Additional capital will be required to fund the planned capital needs of the Company over the next year and the Company believes that sources for accessing capital will be available. These sources include a possible renegotiations of the terms of the Debentures and/or their redemption by the Company or a refinancing by a third party, possible debt financing through typical financial sources, equity financing through the sale of interests in current oil and gas assets, additional private sales of Common Stock or other securities, and a line of credit which utilizes stock of the Company to access the line. It is the desire of the Company to preserve the equity and minimize dilution to current shareholders whenever possible. Consequently, the Company will focus on building the income stream from operations of both the oil and gas division and Energy Reclaim, with the objective to become totally self-sufficient in its capital requirements within two years. The Company will also continue to explore the possible advantages of selling marketing, distribution and other rights pertaining to the Energy Reclaim products throughout the world.

The Company believes that its interest in the Montana property is an additional vehicle for raising capital for operations. Currently, the company has entered into discussions with several groups, including oil and gas industry partners, for the possible sale of an undivided interest in the Montana reserves. Although reducing the overall interest in the property, the Company would have necessary operating capital to fully develop the Montana reserves into daily production and resulting cash flow. Although production income from Montana has to date been minimal due in part to the limited number of wells on line for daily production and the recently depressed oil prices, the projections of future cash flow with development of the property are significant. The sale of a portion of the Montana property will also provide an infusion of capital that will allow the Company to orderly move the Fresh Catch and By-Pass Chiller units into commercial production and sales, thus generating other cash flow from operations.

RESULTS OF OPERATIONS:

Three months ended March 31, 1998 and 1997 -

Revenues increased to $159,039 for the three months ended March 31, 1998 from $62,147 for the three months ended March 31, 1997. Revenues for the three months ended March 31, 1997 reflect oil sales of $64,582 and gas sales of $47,644 while the revenue for the three months ended March 31, 1997 reflect oil sales of $14,937 and gas sales of $40,210.

Expenses increased to $1,173,310 for the three months ended March 31, 1998 from $562,347 for the three months ended March 31, 1997. Production expenses increased to $115,287 for the three months ended March 31, 1998 from $22,377 for the three months ended March 31, 1997. General and administrative expenses increased to $880,068 for the three months ended March 31, 1998 from $525,823 for the three months ended March 31, 1997. Included in general and administrative expenses for the three months ended March 31, 1998 are $180,896 of consulting fees, $340,852 of wages, and $85,339 of legal and professional fees. Included in general and administrative expenses for the three months ended March 31, 1997 are $43,248 of consulting fees, $395,474 of wages and $39,228 of legal and professional fees.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 21, 1997, Judson L. Whiting III, filed a Complaint alleging breach of contract against the Company in the Supreme Court of the State of New York, County of New York. Mr. Whiting was one of ten consultants hired as independent contractors by the Company and was to receive 700,000 shares of the company's Common Stock to be registered on Form S-8. In April 1998, a settlement of the Judson L. Whiting, III v. Lone Star reached. In accordance with the settlement, Lone Star released its stop order on 20,000 shares previously issued to Mr. Whiting as full and complete settlement of all claims and causes of action asserted by Mr. Whiting against the Company.

On January 29, 1998, Eugene L. Bonacci, Donna Conley, Penelope Gallo, Robert Gallo, Robert Maher, Sal Rausa, Randy Rufrano, Charles Stein, individually and on behalf of Anthony Stein, J. Ralph Stein & Co. Pension Trust, Roni L. Stein, Musser Enterprises Pension Trust and Renee Feitelberg, Louis Vaccaro and Judith Vaccaro filed a complaint in the United States District Court, Southern District of New York against the Company, C. E. Justice, Brian T. McKee, Scott MacCaughern, Barbara Matalon, Robert Horrigan and Merit Capital Associates, Inc. alleging securities fraud and common law fraud in connection with certain activities relating to the sale of the Company's stock. A settlement has been reached in the Bonacci, et al. v. Lone Star et al. litigation. Although continuing to assert no liability to the plaintiffs, the Company, in exchange for Promissory Notes payable to the Company from other of the Defendants as well as the Third Party Defendants, is proposing to offer certain stock consideration to the plaintiffs to release their claims against the Company. Any such stock would be issued in accordance with a binding lock-up agreement that would limit the trading of such shares in the open market. All parties have accepted the settlement proposal, and the documentation necessary to dismiss this action is being prepared.

ITEM 2. CHANGES IN SECURITIES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS ON FORM 8-K

        FORM 8-K, DATED JANUARY 21, 1998
            ITEM 2. ACQUISITION OF ASSETS
            ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS.
               (a)     Financial Statements of business acquired.
                       (1) Independent Auditor's Report
                       (2) Statements of Revenues and Direct Operating Expenses
                       (3) Notes to Statements of Revenues and Direct Operating
                           Expenses
               (b)     Proforma Financial Information
                       (1) Proforma Combined Condensed Statement of Operations
                       (2) Proforma Combined Condensed Balance Sheet


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
(Registrant)

Date:    May 11, 1998                     /s/ C. E. Justice
                                          Chief Executive Officer
                                          (principal executive officer)

Date:    May 11, 1998                     /s/ Michael D. Herrington
                                          Chief Financial Officer, Treasurer
                                          (principal accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
 27                      Financial Data Schedule