Form 10QSB
period 1998-06-30
LONE STAR INTERNATIONAL ENERGY INC
filed 1998-08-19
CIK 841282

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

     Common Stock, Par Value $.001; 25,295,970 Shares as of August 15, 1998

Transitional Small Business Disclosure Format: Yes [   ] No [x]

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 June 30,    December 31,
                                                                   1998         1997
                                                                ----------   ----------
                                                                (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash ...................................................   $            $   15,230
     Accounts receivable - oil and gas revenues .............        8,877       64,450
     Accounts receivable - JIB, net of allowance of $20,500 .       13,326        8,827
     Accounts receivable - other net of allowance of $209,337      382,432      367,413
     Notes receivable - current .............................        2,870        3,422
     Unearned compensation ..................................                   170,000
     Prepaid expenses - lease ...............................       60,000       60,000
     Prepaid expenses .......................................      100,866      634,056
                                                                ----------   ----------

         Total current assets ...............................      568,371    1,323,398
                                                                ----------   ----------

Properties and equipment, at cost ...........................    9,755,990    5,819,895
Less - accumulated depreciation, depletion and amortization .    1,202,278    2,819,190
                                                                ----------   ----------

         Property and equipment, net ........................    8,553,712    3,000,705
                                                                ----------   ----------

OTHER ASSETS
     Prepaid expenses - non current - lease .................       92,532      112,049
     Prepaid expenses - non current .........................                   470,662
     Unearned compensation ..................................                   510,000
     Note receivable - non current ..........................      192,065        5,433
     Deposits on property purchase ..........................       13,315      582,625
     Debenture issuance costs net of amortization
         of $107,500 and $43,000 in 1998 and 1997 ...........      150,500      215,000
     Patents, net of amortization
         of $4,118 and $3,127 in 1998 and 1997 ..............       53,882       54,873
     Deposits ...............................................          930          930
                                                                ----------   ----------

                  Total other assets ........................      503,224    1,951,572
                                                                ----------   ----------

TOTAL ASSETS ................................................   $9,625,307   $6,275,675
                                                                ==========   ==========


               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            June 30,       December 31,
                                                              1998            1997
                                                          ------------    ------------
                                                           (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Cash overdraft ...................................   $     10,587    $
     Accounts payable .................................      1,084,035         833,897
     Production payable ...............................        288,007         328,698
     Accrued interest payable .........................        211,693         147,337
     Accrued payroll taxes payable ....................        238,305         111,904
     Notes payable - related party ....................         75,593          75,593
     Current maturities of long-term debt .............         12,079          12,079
     Advances due to officer ..........................        223,284          80,759
     Obligation to stockholders .......................        244,671         250,000
     Accounts Payable - interest owners ...............         32,097          32,097
                                                          ------------    ------------

         Total current liabilities ....................      2,420,351       1,872,364
                                                          ------------    ------------

LONG TERM DEBT
     Long term debt ...................................      2,503,690       2,513,255
     Accrued compensation - stock option ..............                        850,000
     Notes payable officers and employees .............        230,260         908,126
                                                          ------------    ------------

         Total long term debt .........................      2,733,950       4,271,381
                                                          ------------    ------------

         Total liabilities ............................      5,154,301       6,143,745
                                                          ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock - par value $.001, 100,000,000 shares
         authorized, 25,295,970  and 19,805,283 shares
         issued and outstanding in 1998 and 1997 ......         25,296          19,805
     Common shares to be issued .......................          6,500           6,500
     Stock subscriptions receivable ...................         (5,000)         (5,000)
     Additional paid in capital .......................     13,432,354       7,248,172
     Retained deficit .................................     (8,988,144)     (7,137,547)
                                                          ------------    ------------

         Total stockholders' equity ...................      4,471,006         131,930
                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............   $  9,625,307    $  6,275,675
                                                          ============    ============

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                         June 30,
                                                    1998            1997            1998             1997
                                                ------------    ------------    ------------    ------------
REVENUES
     Oil and gas production .................   $     42,409    $    123,827    $    154,635    $    178,974
     Operating income .......................          3,600          16,800          35,700          23,800
     Other sales ............................          2,570                          17,283
                                                ------------    ------------    ------------    ------------
         Total revenues .....................         48,579         140,627         207,618         202,774
                                                ------------    ------------    ------------    ------------
EXPENSES
     Production expenses ....................         47,061         118,199         162,348         140,577
     Depreciation, depletion and amortization         37,243          35,286          83,224          49,533
     Research and development ...............         83,677                         185,651
     General and administrative expenses ....        591,782         492,911       1,501,850       1,070,322
                                                ------------    ------------    ------------    ------------
     Total expenses .........................        759,763         646,396       1,933,073       1,260,432
                                                ------------    ------------    ------------    ------------

Operating income (loss) .....................       (711,184)       (505,769)     (1,725,455)     (1,057,658)
                                                ------------    ------------    ------------    ------------

Other income (expense)
     Other income ...........................            445               5           6,495              16
     Interest expense .......................        (59,329)                       (131,637)
                                                ------------    ------------    ------------    ------------
         Other income (expense), net ........        (58,884)              5        (125,142)             16
                                                ------------    ------------    ------------    ------------

Net income (loss) before income taxes .......       (770,068)       (505,764)     (1,850,597)     (1,057,642)

Provision (benefit) for income taxes
                                                ------------    ------------    ------------    ------------
Net income (loss) ...........................   $   (770,068)   $   (365,137)   $ (1,850,597)$    (1,057,642)
                                                ============    ============    ============    ============

Basic earnings (loss) per common share ......   $     (0.032)   $     (0.025)   $     (0.084)   $     (0.079)
                                                ============    ============    ============    ============

Diluted earnings (loss) per common share ....   $     (0.032)   $     (0.025)   $     (0.084)   $     (0.079)
                                                ============    ============    ============    ============

Weighted average shares outstanding .........     23,746,346      14,350,172      21,926,395      13,336,959
                                                ============    ============    ============    ============

Adjusted weighted average shares outstanding      23,746,346      14,350,172      21,926,395      13,336,959
                                                ============    ============    ============    ============


                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                   1998           1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...........................................   $(1,850,597)   $(1,057,642)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
              Depreciation, depletion and amortization ......        83,224        190,782
              Notes payable issued to satisfy accrued payroll       495,291
              Write-off of accrued compensation stock option       (170,000)
              Gain on sale of assets ........................        (3,377)
Changes in operating assets and liabilities:
(Increase) decrease -
                      Accounts receivable ...................        36,055        (47,698)
                      Prepaid expense .......................       332,958
Increase (decrease) in -
                      Accounts payable and accrued expenses .       440,895        560,782
                      Revenues payable ......................       (40,691)       120,037
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .........      (676,242)      (233,739)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in other assets ....................                         (326)
     (Increase) decrease in due from related parties ........                      (87,859)
     Collection of note receivable ..........................           836
     Decrease in deposit on property acquisition ............       569,310
     Proceeds from sale of assets ...........................        95,240
     Purchase of property and equipment .....................      (154,179)      (148,511)
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........       511,207       (236,696)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of notes payable ...............................        (9,565)        19,038
     Payment of obligations to stockholders .................        (4,329)
     Advances from officer ..................................       142,525
     Increase (decrease) in cash overdraft ..................        10,587         (2,497)
     Sale of common stock ...................................                      450,000
                                                                -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........       139,218        450,000
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................       (25,817)        (3,894)

CASH, Beginning of period ...................................        15,230          1,397
                                                                -----------    -----------

CASH, End of period .........................................   $   (10,587)   $    (2,497)
                                                                ===========    ===========

Non-cash financing and investing activities:
     Acquisition of oil and gas properties for stock ........   $ 5,700,000

Supplemental disclosures:
     Interest paid ..........................................       131,637


                      LONE STAR INTERNATIONAL ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     Six Months Ended June 30, 1998 AND 1997


1.   ORGANIZATION AND BASIS OF PRESENTATION

Lone Star International Energy, Inc., a Nevada Corporation (the "Company"), was incorporated in the state of Utah on April 11, 1986 as Quiescent Corporation. The Company reincorporated as a Nevada corporation on October 12, 1995. The Company had no operations until the completion of the reverse acquisition described below on May 2, 1995.

Reverse Acquisition -The Company entered into an Agreement dated as of April 10, 1995, with Cumberland Petroleum, Inc., a privately held Texas corporation ("Cumberland"), pursuant to which, on May 2, 1995 the Company acquired from C.E. Justice, 100% of the capital stock of Cumberland in exchange for the issuance of 5 million shares of the Company's common stock. Cumberland operated oil and gas properties. The Company changed its name to Cumberland Holdings, Inc. on May 3, 1995, and to Cumberland Companies, Inc. on August 17, 1995, and to Lone Star International Energy, Inc. on January 30, 1997.

In April 1997, the Company acquired all of the common stock of Energy Reclaim Refrigeration, Inc. (Energy Reclaim), a privately held Texas corporation, from Calvin Cline in exchange for 3,333,333 shares of Common Stock and entered into an employment contract with Mr. Cline. As a result of this acquisition, the Company through Energy Reclaim now owns the rights to three energy saving absorption refrigeration technology processes, one a process referred to as the "By-Pass Chiller(TM)", and the second a process referred to as the "Fresh Catch(TM)" for which patents have been issued. In addition, Energy Reclaim has a patent on a residential version of the By-Pass Chiller(TM), which is known as the Magnatron(TM) unit.

2.   COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations and changes in cash flows for the six months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

At the end of its fiscal year ended December 31, 1997, the Company carried approximately $908,000 in Notes Payable to its contract employees for deferred compensation. With accrued interest that number through the end of the second quarter ending June 30, 1998 was projected to be in excess of $1,180,000. Consequently, during the first quarter, the Board elected to offer stock to its contract employees who had agreed upon commencing employment with the Company to receive a reduced cash salary and defer the balance of their contract salary until such time as the Company would fully satisfy the contract obligations. This stock offer was made in exchange for the cancellation of the notes payable for deferred compensation. The stock offer was made using the average closing share price of the stock for the five business days prior to the offer, and resulted in a share price of $0.33 per share. The contract employees accepted the offer of the Company, and as a result a total of 3,576,012 shares were issued to a group of seven employees. These shares were registered in accordance with an S-8 Registration, although the employees involved in this plan entered into lock-up agreements with the Company which limits and restricts the holder in trading the shares over a one year period. These restrictions are in addition to any insider trading restrictions imposed by applicable securities regulations. The effect of this action by the Board was to eliminate in excess of $1.1 million in payables from the Company accounts.

In June 1998, the Company entered into a letter of intent with a private business trust (trust) to provide long term funding for operations and development of the Company's business activities. This letter of intent included the sale of an undivided interest in the Company's Two Medicine Cut Bank Sand Unit located in Montana to an entity to be designated by the Trust. As a condition to the development of the business relationship contemplated between the Company and the Trust, Mr. C. E. Justice, Chairman and CEO of the Company was asked to resign. Consequently, effective July 23, 1998, the Company accepted the resignation of C. E. Justice, which included the termination of his employment agreement, settlement of all accounts between the Company and Mr. Justice, and the cancellation of the stock options for 5 million shares that were part of the employment contract. In a separate letter agreement, Mr. Justice has agreed to sell a total of over 3.75 million shares of his personal stock in the Company to a designated entity of the Trust. The proposed sale of Mr. Justice's remaining shares together with his prior private placements and sales to provide working capital for the Company will result in his total liquidation of shares in the Company. Mr. Justice agreed to remain available to the Company as a consultant for a period of one year to assist in the resolution of any outstanding litigation involving the Company that resulted from actions taken during his term as Chairman and CEO.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1998.

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

Overview:

At this time the Company is experiencing a critical financial shortfall that management is actively seeking to resolve. The financial shortfall has developed as the result of several factors, which primarily date back to the third quarter of 1997. In July 1997, the Company entered into debenture funding agreements for a total funding of $5 million. The initial funding was received in late July in the amount of $2.5 million, out of which costs and fees were deducted, and the Company received assurances that the balance of $2.5 million would be available within just a few weeks. The Company utilized the initial funding to order and made initial payments on the manufacturing equipment required to establish its manufacturing facility at Mineral Wells, Texas, and to complete required upgrades and capital improvements to the facility to accommodate the principal piece of equipment being the Bystronic Laser. In additional the Company settled the majority of its outstanding payables relating to its acquisition of oil and gas assets into the public company. Funds were also set aside to complete the purchase of the manufacturing equipment upon installation, and $500,000.00 was deposited in an investment account with Merit Capital, a stock brokerage firm. While awaiting the delivery and installation of the manufacturing equipment, the Company was presented with an excellent opportunity to upgrade its oil and gas division with the acquisition of the Two Medicine Cut Bank Sand Unit in
Montana.  With the understanding   that  an  additional  $2.5  million  in
debenture funding was forthcoming, the Company elected to submit its offer for the Montana property,and the offer was accepted. Consequently, the Company paid in excess of $300,000.00 to close the Montana acquisition, and additional funds in excess of $100,000.00 to commence the restoration of the initial wells to daily production. After the Company closed the Montana acquisition, it learned that the debenture holders would not honor their prior commitment and declined to fund the balance of the debentures. The Company further discovered that the funds deposited in an investment account with Merit Capital had, without approval, been used by Merit Capital to pay for trades in the Company's shares, and that the funds were not accessible. The Company protested the activities of Merit Capital, and demanded the immediate return of the funds deposited in the account; however, Merit Capital has not yet refunded the account proceeds.

The Company is pursuing actions against Merit Capital for misappropriation of the account funds, but there are no assurances that the Company will be able to collect all or any of these funds. With the misappropriation of the $500,000.00 by Merit Capital and the failure of the debenture holders to honor their funding commitment, the Company was unable to fully pay for the manufacturing equipment ordered, and currently the Company owes approximately $400,000.00 on its two major pieces of equipment, being the Bystronic Laser and the Amada Press Break.

Upon installation of the Bystronic Laser and other equipment, the Company immediately fabricated a new prototype Fresh Catch unit for testing, and commenced operations to locate and solicit outsource contract work for the equipment as an additional source of income. Using its existing staff, the Company was able to secure a small amount of outsource work, however, without the proper training and background in that particular industry, the outsource income was not a material addition to the Company. In the early second quarter of 1998, the Company retained the services of two outside sales consultants with specific background in outsource contract sales for the laser equipment. These consultants appeared to be successful in bringing in a new potential account each day until the Bystronic Laser suffered a mechanical breakdown. Although the mechanical problem with the laser is covered under warranty, the manufacturer has refused to service the unit and restore it to operation until the Company resolves the outstanding balance due on the initial purchase, which is approximately $360,000.00. Currently, the Bystronic Laser remains inoperable and the Company is unable to pursue outsource contract work, and may lose existing contract opportunities. The Company is seeking funding against the equipment with a financial guarantee to be issued on its behalf by a private business Trust. This funding will allow the Company to pay off the equipment and have the laser serviced and returned to operation. This will allow the Company to pursue additional outsource work and develop an income source independent of other operations.

The Company's manufacturing and sales of By-Pass Chiller and Fresh Catch Units has also been delayed creating additional financial burdens on the Company. These delays have been caused primarily due to the problems encountered in the setup of a qualified testing facility. Due to the limited financial resources available to the Company, the testing facility was outfitted with used and makeshift equipment and parts. This situation resulted in substantial delays in being able to secure sustained test runs on the Fresh Catch unit. The short run tests have all proven positive, and the technology has again been proven to work as designed, however, without sustained test time, the Company can not be confident in re-installing a unit on the fishing vessel for field testing prior to full scale production.

The Company has commenced plans that if successful will correct the critical financial situation, and will provide the short and long-term capital necessary to carry the Company into production, marketing and sales.

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

During the six months ended June 30, 1998 the Company has liquidated all of its remaining oil and gas properties located in the State of Texas. This liquidation included only the existing wells and the acreage attributable to each such well, while the Company retained the proven reserves underlying the undeveloped acreage on the Mallory Slemmons leases. The operating overhead for the existing wells had become excessive in relation to the production income achieved from the properties, and it became apparent to management that the Company could no longer operate these Texas properties at any level of profitability.

The Company intends to focus its oil and gas operations on the development of its Montana property, as well as the potential acquisition of other non-operated interests in proven oil and gas reserves. The development of the Montana property as well as any future acquisitions will require additional capital. Obtaining funding arranged by the Trust or a sale of these properties is currently critical to the Company.

Given the Companies current liquidity problems the failure to obtain such funding during the third quarter will likely cause the Company to seek bankruptcy protection. Any such funding will likely result in the issuance or the contractual obligation to issue stock. During the remainder of 1998 the Company does not expect to devote any attention to evaluating other business within what it broadly describes as the energy industry.

The Company intends to increase production and reserves through development of existing oil and gas properties, provided it can obtain adequate working capital.

Specific Oil and Gas Properties: The Company has entered into a Letter of Intent for the sale of an overall 50% interest in and to the Two Medicine Cut Bank Sand Unit located in Montana for the purchase price of $7.5 million. Formal contracts are being prepared, and the Company expects to close the transaction during the third quarter of 1998. The proceeds from the sale will be used to liquidate outstanding indebtedness of the company, including the private loan made by a group of shareholders which enabled the Company to close the Montana acquisition. The proceeds will also provide working capital for the Company's expense share of the continued development of the Montana property, as well as working capital to secure final certification of the Fresh Catch and By-Pass Chiller technologies prior to commencing full scale production.

There is no assurance that the sale of the Two Medicine Cut Bank Sand Unit will be consummated. Failure to consummate this sale or obtain other funding will likely cause the Company to seek bankruptcy.

As part of the sale agreement, The Company will deposit into an operations escrow account a total of $1.5 million of the sale proceeds. These funds will be used for operations in the Two Medicine Cut Bank Sand Unit, in particular, the restoration costs to restore the additional existing wells to daily production, and the cost to drill and complete two horizontal/radial secondary recovery wells. By designating this portion of the sale proceeds to the development of the Montana property, the Company insures the enhanced cash flow from the property, which will more than offset the use of proceeds over the life of the production.

Energy Reclaim Plan of Operations

Energy Reclaim has been in the research and development stage of developing products using its patented technology. With the acquisition of its precision metal cutting Bystronic Laser and other manufacturing equipment, Energy Reclaim was believed to be poised to move forward with the development of the production models of both the Fresh Catch and By-Pass Chiller Units. Based upon the funding commitments made in connection with the original debenture issues in 1997, management was confident that working capital would be available not only for the acquisition of the necessary manufacturing equipment, but also the capital necessary to fund the development of the technology from prototype to production models. Although the debenture holders had committed a total of $5 million in funding, only half of that amount was ever actually funded, and upon request for the balance, the debenture holders declined to fund the balance. With the belief that sufficient working capital was available through the debenture funding, management made optimistic projections regarding the completion of the development stages for the Fresh Catch and By-Pass Chiller. The absence of the balance of the debenture funding created a working capital shortfall that was not foreseen, and placed limitations on the Company's ability to provide adequate testing facilities needed to facilitate the development of the technologies. As a result, the Company has fallen behind its projected schedule for the development of the production models of both the Fresh Catch and the By-Pass Chiller Units.

Utilizing makeshift testing facilities, Energy Reclaim made significant progress in the testing of its new production model of the Fresh Catch during the second quarter of 1998. New management has determined that independent certification of the technology is an important aspect in the process of production and marketing of the Energy Reclaim Fresh Catch and By-Pass Chiller Units. With that in mind, Energy Reclaim has engaged a senior professor of a leading university to consult on both the Fresh Catch and By-Pass Chiller Units, and to provide an independent report that the technology operates according to ARI standards. The certification report for the Fresh Catch is expected during the third quarter of 1998, and once that is completed, a production model will be installed on a fishing vessel in Louisiana for actual field test operations verification. With the installation completed, Energy Reclaim will commence the fabrication and assembly of Fresh Catch Units for commercial sale. Initial sales are expected during the first quarter of 1999. If the Company is unsuccessful in obtaining additional working capital, the Company may not be able to obtain the ARI certification report or be able to produce the production model of the Fresh Catch unit or produce Fresh Catch units for commercial sale.

Energy Reclaim further plans to complete its By-Pass Chiller production unit during the third quarter of 1998, and expects to have it certified in accordance with the same procedure used for the Fresh Catch. Upon independent certification, Energy Reclaim will engage a pilot project for the installation of a production model of the By-Pass Chiller for actual field test operations. Energy Reclaim expects to enter into several pilot test projects in different parts of the country, with each such pilot test project providing valuable beta test data on the performance of the units. Energy Reclaim believes that by the second quarter of 1999 it will be ready to begin fabrication and assembly of
commercial By-Pass Chiller units for sale.   If the Company is unsuccessful in
obtaining additional working capital, the Company may not be able to obtain the ARI certification report or be able to produce the production model of the By-Pass Chiller or produce By-Pass Chiller units for commercial sale.

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

Fabrication & Precision Engineering Inc.

The Company formed a new wholly owned subsidiary by the name of Fabrication & Precision Engineering Inc., ("FPE"), as a Texas Corporation on April 6, 1998. FPE was formed to take advantage of the potential outsource market available for contract engineering and fabrication work to enable the full utilization of its machine shop equipment for precision engineering including laser cutting and specialty welding. The staff at FPE have been actively engaged in the solicitation of outside contract fabrication work for the equipment. The facility is set up so that outsource work can be accomplished without hindrance to the work required to develop and manufacture its own Fresh Catch and By-Pass Chiller units. In order to enhance the marketing capabilities of FPE, the subsidiary has retained the services of two full time sales representatives. Both of these representatives are employed as consultants on a commission basis, and both have previous verified experience in marketing the type of outsource work sought by FPE.

FPE acquired an additional piece of equipment known as a Tubing Bender that will be a beneficial addition to the fabrication of the Energy Reclaim Fresh Catch and By-Pass Chiller units in that it will eliminate numerous welds along the various tubing connecting the components of the two units. The addition of this equipment has also enabled FPE to fabricate a prototype automotive step rail for trucks that are currently being mass produced. Purchase orders for the product are expected for the production and delivery of 500 units per month. This purchase order is expected to provide gross revenue to FPE of over $60,000.00 per month. The client has further indicated that the purchase orders are expected to increase to 500 units per week by the fourth quarter of 1998. If the Company is unsuccessful in obtaining additional working capital, the Company may not be able to produce the automotive step rail.

Additional outsource contracts are being pursued by the FPE sales representatives, and the Company projects that this subsidiary will provide a valuable source of revenue while Energy Reclaim is entering the production phase of the Fresh Catch units.

Operating Capital

Throughout its operational history, the Company has principally relied on funding its operations through the sale of its stock through offerings structured to be exempt from registration under the Act, and through the sale of the Debentures. In addition, its former President and Chairman, Mr. C. E. Justice has funded operations through loans to the Company and through the sale of his personal shares in certain private placements with some of the proceeds being loaned to the Company to cover operating expenses. Historically, these activities have resulted in the Company being under funded at many times. Most of the key administrative personnel have continued to defer significant portions of their agreed salary.

The Company is currently experiencing a liquidity crisis. The Companies historical methods of raising capital do not appear viable. The arranging of funding by the Trust and the sale of the Montana properties are the only near term events likely to produce the necessary capital. The failure or significant delay of these events will likely force the Company to seek bankruptcy protection.

Additional capital is required to fund the planned capital needs of the Company over the next year and the Company has no assurance that sources for accessing such capital will be available. While it is the desire of the Company to preserve the equity and minimize dilution to current shareholders whenever possible its near term capital needs may require the issuance of equity on unfavorable terms.

Results of Operations:

Three months ended June 30, 1998 and 1997 -

Oil and gas revenues decreased from $123,827 for the three months ended June 30, 1997 to $42,409 for the three months ended June 30, 1998. Production expenses decreased from $118,199 for the three months ended June 30, 1997 to $47,061 for the three months ended June 30, 1998. Revenues and expenses changed as a direct result of the Company selling the interest it owned in the Texas oil and gas properties.

General and administrative expenses increased from $492,911 for the three months ended June 30, 1997 to $591,782 for the three months ended June 30, 1998. Expenses included in general and administrative expenses are $234,000 of consulting fees, wages of $226,000, legal and professional fees of $52,000. Research and development expenses for the three months ended June 30, 1998 were $83,677.

Six months ended June 30, 1998 and 1997 -

Oil and gas revenues decreased from $178,974 for the six months ended June 30, 1997 to $154,635 for the six months ended June 30, 1998. Production expenses increased from $140,577 for the six months ended June 30, 1997 to $162,348 for the six months ended June 30, 1998. Revenues changed as a direct result of the Company selling the interest it owned in the Texas oil and gas properties. Expenses increased because of the additional work performed in the rework of the wells in Montana.

General and administrative expenses increased from $1,070,322 for the six months ended June 30, 1997 to $1,501,850 for the six months ended June 30, 1998. Expenses included in general and administrative expenses are $415,000 of consulting fees, wages of $567,000, legal and professional fees of $137,000. Research and development expenses for the six months ended June 30, 1998 were $185,651. Depreciation, depletion and amortization increased from $49,533 for the six months ended June 30, 1997 to $83,224 for the six months ended June 30, 1998, as a result of amortizing the cost of issuing the debenture. Interest expense for the six months ended June 30, 1998 was $131,637. The majority of interest expense is attributable to the debentures.

                           PART II--OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On January 29, 1998, Eugene L. Bonacci, Donna Conley, Penelope Gallo, Robert Gallo, Robert Maher, Sal Rausa, Randy Rufrano, Charles Stein, individually and on behalf of Anthony Stein, J. Ralph Stein & Co. Pension Trust, Roni L. Stein, Musser Enterprises Pension Trust and Renee Feitelberg, Louis Vaccaro and Judith Vaccaro filed a complaint in the United States District Court, Southern District of New York against the Company, C. E. Justice, Brian T. McKee, Scott MacCaughern, Barbara Matalon, Robert Horrigan and Merit Capital Associates, Inc. alleging securities fraud and common law fraud in connection with certain activities relating to the sale of the Company's stock. A tentative settlement has been reached in the Bonacci, et al. v. Lone Star et al. litigation. Although continuing to assert no liability to the plaintiffs, the Company, in exchange for Promissory Notes payable to the Company from other of the Defendants as well as the Third Party Defendants, is proposing to offer certain stock consideration to the plaintiffs to release their claims against the Company. Any such stock would be issued in accordance with a binding lock-up agreement that would limit the trading of such shares in the open market. All parties have tentatively accepted the settlement proposal, and the documentation necessary to dismiss this action is being circulated.

On May 22, 1998, Sovereign Partners, LP (Sovereign) filed a civil action against Lone Star International Energy, Inc., and C. E. Justice in the United States District Court for the Northern District of Texas. Sovereign is one of the four debenture holders of the total $2.5 million debentures funded in July 1997. Sovereign alleges breach of promises by the Company and Mr. Justice, fraud in making the promises and violation of certain securities regulations in connection with the debenture offering, common law fraud and breach of contract. Sovereign seeks rescission of the debenture with the return of the funds plus interest, or in the alternative a judgment against the Company and Mr. Justice for actual damages, exemplary damages, fees and costs. The Company has filed its answer in the pending litigation along with that of Mr. Justice. In the respective answers the allegations of Sovereign have been denied. The Company further filed a counter claim against Sovereign alleging common law fraud, breach of contract, and usury in connection with the debentures. The Company also filed in the same action a Third Party complaint against the remaining three debenture holders, Advantage Limited partnership, Dominion Capital Fund, LTD, Atlantis Capital Fund, LTD, Mr. Steve Hicks, and Mr. Mark Valentine, alleging common law fraud, breach of contract and usury against all of the Third Party Defendants. Currently, the Company is awaiting the answer of the Third Party Defendants and the counter claim of Sovereign. Thereafter, the parties will commence discovery and proceed with litigation of the issues. The Company believes based upon information already discovered in other related matters, that the debenture litigation can be resolved on favorable terms for the Company.

ITEM 5.  OTHER INFORMATION

In June 1998, the Company accepted an offer from a private business Trust to purchase an undivided 50% interest in and to Provident Energy Associates of Montana L.L.C., and a corresponding interest in the Two Medicine Cut Bank Sand Unit for a purchase price of $7.5 million. Initially, closing was to take place by the end of July 1998, however, the parties have mutually agreed to extend the time for closing in order to facilitate the purchaser's availability of funds. Closing of the sale is expected on or before September 30,1998,however, there is no assurance that closing will be completed. The Company has continued to seek other interested industry partners for the possible sale of an interest in Montana in the event closing of the anticipated sale to the Trust should not be completed.

In June 1998, the Company negotiated a financial guarantee from a private business Trust to assist the Company in securing a loan against its manufacturing equipment. The Trust committed to provide its financial guarantee together with an insurance bond if necessary in an amount up to $850,000.00, in order to guarantee a loan in a similar amount to the Company. Currently, the Company is engaged in negotiations with equipment funding group as well as a local bank to secure the required funding using the Trust guarantee and insurance bond. Closing of this loan facility is expected before the end of August 1998, however, there is no assurances that the loan facility will be finalized. The Company continues to solicit other potential lenders from which to secure the loan facility in the event the current negotiations are unsuccessful.

In June 1998 the Company began negotiations with a private business Trust for the purpose of securing a long term funding equity partner to assist the Company in the development of its Energy Reclaim technologies. The negotiations were designed to stabilize the Company's current critical financial shortfall as well as provide sufficient long term capital to insure that financial resources will be available in the future to meet the needs of the development, manufacturing, marketing and distribution of the Fresh Catch and By-Pass Chiller technologies. As a part of the negotiation process, the Trust conducted its review of all historical business, financial and legal aspects of the Company. After the review, the Trust directed that as a condition precedent to completing a formal agreement to assist the Company with its short and long term financial needs, Mr. C. E. Justice would be required to resign and be removed from all management and operations of the Company. Based upon these directives by the Trust, the remaining management, with the approval of a quorum of the Board of Directors, approached Mr. Justice and negotiated a separation and settlement agreement with him on behalf of the Company. In summary, the separation and settlement was to be effective as of July 23, 1998, and provided that the employment contract of Mr. Justice would be terminated on that date. Mr. Justice would further resign as a director, chairman and chief executive officer of the Company, and all accounts relating to salary and expenses payable to Mr. Justice as well as any amounts due the Company from Mr. Justice would be settled. The Company further secured a lease of the manufacturing facility owned by Mr. Justice, located in Mineral Wells, Texas, with lease payments being offset by the prepaid credits due the Company for capital improvements made to the facility in 1997. Other important aspects of the separation and settlement agreement are the cancellation of the stock options for 5 million shares, which was a part of Mr. Justice's employment contract, and the delivery of a proxy to Mr. Richard C. Baker, President or the newly elected chairman should Mr. Baker no longer serve on the Board of Directors, covering in excess of 3.75 million shares of stock registered to Mr. Justice. The 3.75 million shares subject to the proxy are further subject to a purchase agreement with the Trust at existing market prices which when completed will effectively remove Mr. Justice as a shareholder of the Company. Due to the current and ongoing litigation involving activities of the Company during the term of management control under Mr. Justice, the Company further secured a consulting commitment from Mr. Justice for a period of one year to assist in the defense and/or prosecution of these matters. With the departure of Mr. Justice, the Company was able to continue negotiations with the Trust to complete a long-term relationship to assist in meeting its short and long term funding needs. These negotiations are continuing, although there is no assurance that funding will be immediately forthcoming upon completion.

As a result of the Company's investigation of possible misuse of S-8 stock issued to consultants in 1997, notice was given to Scott MacCaughern that his consulting agreement of August 1997 was terminated, and demand was made for the return of all S-8 stock in his possession and/or his control. In addition to the demand to Mr. MacCaughern, demand was made to Barbara Matalon and Robert Horrigan for the return of all S-8 stock in their possession or control. As of the date of this report, none of the parties have delivered the shares in accordance with the formal demands, and the Company is reviewing its legal options for the recovery of this stock, which may include an amendment to third party complaint in the Bonacci case in which the parties were already named as defendants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1          Separation and Settlement Agreement



SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LONE STAR INTERNATIONAL ENERGY, INC.
------------------------------------
(Registrant)

Date:    August 19, 1998                /s/ Richard C. Baker
                                        Chief Executive Officer
                                        (principal executive officer)

Date:    August 19, 1998                /s/ Michael D. Herrington
                                        Chief Financial Officer, Treasurer,
                                        Secretary (principal accounting officer)

                                INDEX TO EXHIBITS

Exhibit No.       Description

10.1     Separation and Settlement Agreement





                       SEPARATION AND SETTLEMENT AGREEMENT


KNOW ALL MEN BY THESE PRESENTS:

     This Separation and Settlement Agreement is entered into by and between Lone Star International Energy, Inc., a Nevada Corporation, Energy Reclaim and Refrigeration, Inc., a Texas Corporation, Fabrication and Precision Engineering, Inc., a Texas Corporation, Cumberland Petroleum, Inc., a Texas Corporation, 528 Grant Road, Mineral Wells, Texas 76067, (hereinafter collectively referred to as "Lone Star"), and Cecil E. Justice, 103 Meadow Creek, Weatherford, Texas 76086, (hereinafter referred to as "Justice"), to be effective for all purposes as of July 23, 1998.

                                    RECITALS

     WHEREAS, Lone Star is a public corporation engaged in the development of oil and gas reserves and the development of alternative energy technologies for which it owns patents and/or has patents pending, and its stock is traded on the NASDAQ Bulletin Board under the symbol "LNST"; and,

     WHEREAS, Justice is the founder of Cumberland Petroleum, Inc., and the predecessor corporation to the public corporation now know as Lone Star, and has been instrumental in the development of Lone Star to date having served as its Chairman and Chief Executive Officer; and,

     WHEREAS, Justice has previously entered into an Employment Contract with Lone Star effective as of January 1, 1997 and covering a five year term ending on January 1, 2002, whereby Justice had agreed to serve as Chairman of the Board and Chief Executive Officer of Lone Star and its subsidiaries, said Employment Contract is incorporated herein by this reference and is made a part hereof as Exhibit "A"; and,

     WHEREAS, Lone Star and Justice desire that Justice relinquish his positions as Chairman and Chief Executive Officer of Lone Star and all of its subsidiaries, and to cancel his Employment Contract to permit the pursuit of other career opportunities; and,

     WHEREAS, Lone Star and Justice desire to settle all matters relating to said Employment Contract and all other accounts receivable and/or payable between Justice and Lone Star.

     NOW THEREFORE, in consideration of the foregoing and the mutual promises set forth, the parties hereby agree as follows:

1.  Upon  execution  of  this  Agreement,   Justice  will  submit  his  executed
resignation as Chairman and Chief Executive Officer of Lone Star and all of its subsidiaries to be effective as of 7:00 a.m. local time July 23, 1998.

2. Lone Star shall enter into a consulting agreement with Justice in the form Attached hereto as Exhibit B to be effective as of the date hereof.

3. Lone Star agrees that it will, for the twelve month period commencing on the date hereof, (i) reimburse Justice monthly the cost of medical insurance coverage for Justice and his family in the amount of such coverage as is currently being paid under the company's group medical policy; plus (ii) $500 per month as an automobile allowance.

4. Lone Star agrees that it will be responsible for all litigation defense costs associated with current or future litigation involving either the company or Justice, insofar as said actions relate to both the business and actions of the company and Justice in the performance of his duties as an officer and director of the company. For purposes of this provision, costs shall include but not limited to reasonable attorney fees, expert witness fees, court costs, and filing fees. Nothing herein contained should be construed as an agreement by Lone Star to assume the responsibility for any judgment, fine, or amount in settlement awarded to Ford and Myrt Fullingim and/or the Ford and Myrt Fullingim Trust, as such amount pertains to those amounts claimed and/or owed by Justice personally, and are not part of claims made against Lone Star. This provision further excludes any litigation either currently being prosecuted or which may in the future be filed against Justice individually concerning matters and causes of action not related to Lone Star or the business of Lone Star or the actions of Justice which were not made in his capacity as an officer or director of Lone Star. This paragraph is not intended to serve as an agreement for indemnity or contribution between Lone Star and Justice regarding any matters of litigation nor shall this Agreement affect the rights and obligations of the parties pursuant to other indemnification arrangements between them. The parties specifically agree that to the extent Justice is entitled to rights of indemnity under his employment agreement for acts and omissions that occurred during his employment he shall not lose such rights by virtue of the termination of his employment agreement, and said rights shall remain in full force and effect.

               5. Lone Star shall enter into a lease agreement with Justice as landlord in the form of Exhibit C hereto, which shall replace the existing lease of certain Lone Star facilities leased from Justice.

               6. Upon execution of this agreement, the Employment Contract dated as of January 1, 1997, between Justice and Lone Star shall be deemed canceled. It is specifically stipulated hereby, that such cancellation does include the cancellation of the options on five million shares of Lone Star stock at $0.01 each, as referenced and incorporated in said Employment Agreement.

               7. Lone Star agrees that it will redeem its stock issued to Justice in the amount of 1,370,254 shares selected by Justice from among the shares represented by certificate numbers chosen by Justice. The redemption price shall be the closing bid price per share of Lone Star stock on July 21, 1998 as quoted on the Over The Counter Bulletin Board Market of NASDAQ, which was $0.18 per share. The shares will be subject to the grant of a Proxy as hereinafter provided until redemption. The redemption is to be subject to, and made to Justice on, the earliest to occur of the following anticipated fundings, being (a) sale in the approximate amount of $7,500,000 of Lone Star's 75% interest in the limited liability company that owns certain Montana oil and gas property,
               (b) funding in the approximate amount of $5,000,000 to replace the current outstanding debentures or (c) other major funding which may be forthcoming through the guarantee program of the entity with whom Lone Star is working (this specifically does not include the equipment loan currently pending in the amount of approximately $800,000.00). Lone Star acknowledges that the issuance of 1,370,254 shares to Justice and registered pursuant to a registration statement on Form S-8 was previously approved by the Board of Directors as settlement of notes payable to Justice for deferred compensation, and that said issuance was exempt from the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended. It is the opinion of Lone Star based upon consultation with the General Counsel's office of the Securities Exchange Commission at the time of issuance of said shares, that the redemption by Lone Star will not impose any liability on Justice with regards to said Section 16(b).

               8. Lone Star agrees to purchase and Justice agrees to sell the iron working machine currently in place at the facilities at 528 Grant Road, Mineral Wells, Texas, for the payment of the obligation as listed on Exhibit D.

               9. Lone Star agrees that it will assume the commission liability payable to John Malone of Waco, Texas relating to the private placement of shares owned by Justice in which the proceeds therefrom were loaned to the Company as operating capital. It is agreed and understood that the total commission obligation assumed by Lone Star is $15,300.00. Lone Star will promptly use its reasonable best efforts to obtain the release of any personal liability of Justice on said $15,300.00 obligation.

               10. Lone Star and Justice agree that they will settle all of their outstanding accounts listed on and according to the amounts as set forth in Exhibit D (or as therein provided).

               Lone Star shall execute and deliver a promissory note in the amount of $401,322.46, in the form of Exhibit E as payment of the net amount due Justice for the amounts listed on Exhibit D as "AMOUNTS PAID DIRECTLY TO C.E. JUSTICE." It is further understood that an initial payment of $10,000 on said note shall be made out of the equipment funding described in paragraph 7, with an additional payment on such note to Justice of $15,000 being made out of the next major receipt of funds by Lone Star if such funds are received by Lone Star prior to any of the fundings as described in paragraph 7. Thereafter, Lone Star shall pay to Justice the sum of $25,000.00 per month on or before the 10th of each month as a further payment on such note, commencing in September 1998, until such time as the note is paid or matures. The balance of the note and the amounts listed on Exhibit D under the headings "AMOUNTS PAYABLE TO FIRST NATIONAL BANK WEATHERFORD," AND "AMOUNTS PAYABLE TO MAINSTAY FUNDS" shall be due upon the first of any of the fundings described in paragraph 7 (except the equipment loan funding). It is further stipulated by the parties that Lone Star will perform its obligations reflected in Exhibit D as and when due and in any event within six months from the date of this Agreement. Lone Star shall grant a security interest in 10% of its ownership interest in the limited liability company that owns the Montana oil and gas property to secure its obligations set forth in this Agreement, including the note described above. Upon Lone Star's payment of the obligation listed on Exhibit D under the heading "AMOUNTS PAYABLE TO FIRST NATIONAL BANK WEATHERFORD", Justice shall immediately transfer any interest he has in such listed items to Lone Star free and clear of all liens and obligations.

               11. Justice agrees that he will provide Lone Star with adequate records, including invoices and other necessary documentation so that the final accounting of reimbursement of business expenses incurred by Justice and not yet reimbursed to him may be verified and/or calculated. It being agreed that all such business expenses shall not exceed $2,500. Lone Star shall reimburse Justice the amount of capital gain federal income tax incurred by Justice in respect of sales by him of his shares of stock in Lone Star during the period from December 1, 1997 through the date hereof. George, Morgan & Sneed, CPA's, of Weatherford, Texas will provide a letter to Lone Star and to Justice as to the amount of capital gains tax that should be paid by Justice. Justice and Lone Star will provide proper documents to George, Morgan & Sneed outlining and supporting such stock sales by Justice so such firm can calculate such capital gain tax amount.

               12. Justice hereby grants to Lone Star a first right of refusal to purchase any or all of his personal shares of the company as currently evidenced by share certificates numbers 2328, 2329, 2330, 2331, and 2332, excluding the 1,370,254 shares registered on Form S-8 as previously identified which are subject to the redemption provisions hereof, for a period of seven (7) years from the effective date hereof. A schedule of the total Lone Star share holdings of Justice including certificate numbers will be attached hereto as Exhibit "F". In the event Justice desires to sell any or all of his Lone Star stock, he shall provide a written notice of his intent to Lone Star, including (a) the number of shares to be sold, (b) the price per share at which the sale is contemplated and (c) a copy of the offer to purchase said shares received from a third party purchaser if applicable. Upon receipt of said notice of intent, Lone Star shall be given five
               (5) business days in which to elect to purchase the subject shares at the price quoted in the notice of intent, or to match the offer to purchase received from a bona fide third party purchaser. In the event Lone Star elects to exercise its option, it shall so notify Justice in writing, stipulating therein the closing date upon which the purchase will be made. In no event shall such closing date be extended beyond five (5) business days from Justice's receipt of Lone Star's notice of intent to purchase unless agreed in writing by Justice. If Lone Star declines to purchase Justice's shares, Justice shall have seven
               (7) days in which to consummate the sale on the terms so noticed to Lone Star to his bona fide third party purchaser. In the event said sale is not completed, the first right of refusal to Lone Star shall be renewed and continued as to the shares subject to the prior sale notice. For purposes of this provision, notice will be deemed received on the date actual receipt is made by the party to whom the notice is directed.

               13. Justice agrees that he will execute the Voting Rights Agreement attached hereto as Exhibit "H" and the form of the proxy attached hereto as Exhibit "G". The proxy shall be deemed coupled with an interest as set forth in the Voting Rights Agreement. Upon execution of the Voting Rights Agreement, Justice agrees that a copy thereof will be furnished to the company's registrar's office to be noted on the official stock registration records. Justice further agrees to deliver all of the certificates in his possession to the registrar's office so that notation can be made thereon that the shares are subject to the Voting Rights Agreement. Thereafter the shares will be returned to Justice within five business days.

               14. Lone Star agrees that in the event the company elects in the future to make available individual state marketing and distribution rights for the By-Pass Chiller or other technology being developed, it will provide Justice the opportunity to obtain those rights for the states of Tennessee, North Carolina, and Virginia upon terms and conditions at least as favorable as those offered to any other purchasers. Justice shall have the same period within which to consummate such purchase as any and all other purchases are offered, but in no event less than 90 days. It is understood that any prior decision of the company to grant marketing and distribution agreements covering any state or states is not to be construed herein as a decision of the company to make such agreements available on an individual state basis in the future. It is further noted that the company may elect to challenge the validity and/or negotiate for the cancellation of any currently outstanding marketing and distribution agreements.

               15. Justice agrees that the Confidentiality Agreement previously entered into with Lone Star dated June 15, 1998, a copy of which is attached hereto as Exhibit "I" shall continue and be extended where and if necessary to protect any and all information pertaining to the relationship of the parties hereto which are not part of the public domain.

                    16. The parties agree that neither party will make any defamatory, slanderous, or untrue disparaging statements to any third party concerning any party hereto.

                    17. Justice will not affirmatively solicit any current employee of Lone Star to resign from Lone Star's employment. This obligation does not extend beyond July 21, 1999.

                    18. It is understood by and between the parties hereto that any failure by either party to fully comply with the terms as hereinabove stipulated shall entitle the other party to seek any and all damages as may be allowed by law including attorney's fees, court costs and all other costs awarded by a court of competent jurisdiction.

                    19. Justice acknowledges that he has been given the opportunity to be represented by counsel in the negotiations and review of this Agreement, and that he has consulted the advice of said counsel or in the alternative has waived representation in this matter of his own free will and deed.

                    20. This Agreement represents the full and complete Agreement of the parties relating to the subject matter hereof, and the parties acknowledge that there are no other agreements either oral or written that relate hereto.

                    21. This Agreement shall be binding upon the parties, their heirs, successors and assigns.

                    22. This Agreement shall be construed in accordance with the laws of the State of Texas, with venue for all purposes being designated as Tarrant County, Texas.

                    23. Any notice, demand or communication required, permitted, or desired to be given hereunder shall be in writing and shall be deemed effectively given when personally delivered, when received by telegraphic or other electronic means (including telefax and telex) or overnight courier, or five days after being deposited in the United States mail, with postage prepaid, certified mail, return receipt requested, addressed as follows:

         Lone Star:        Lone Star International Energy, Inc.
                           528 Grant Road
                           Mineral Wells, Texas 76067
                           Attention:  Chief Executive Officer
                           Telephone:       940-325-1700
                           Fax              940-325-1824

                    Copy to: Michener, Larimore, Swindle, Whitaker, Flowers, Sawyer, Reynolds & Chalk, L.L.P.
                           301 Commerce Street, Suite 3500
                           Fort Worth, Texas 76102
                           Attention:       Wayne M. Whitaker
                           Telephone        817-878-0530
                           Fax:             817-335-6935

         Justice: 103 Meadow Creek Drive
                           Weatherford, Texas 76086
                           Telephone:       817-596-7234
                           Fax:             817-594-1982

         Copy to: Canty & Hanger, L.L.P.
                           801 Cherry, Suite 2100
                           Fort Worth, Texas 76102
                           Attention:       J. Frank Kinsel, Jr.
                           Telephone:       817-877-2816
                           Fax              817-877-2807

                    or to such other address, and to the attention of such other person or officer as any party may designate, with copies thereof to the respective counsel thereof as notified by such party.

                    IN WITNESS WHEREOF, the parties above named executed this agreement to become effective on the date first above mentioned.
                                    LONE STAR INTERNATIONAL ENERGY, INC.



                                    /s/Richard C. Baker
                                    President



                                    /s/Cecil E. Justice

STATE OF TEXAS

COUNTY OF TARRANT


                    This Separation and Settlement was acknowledged before me on this the 23rd day of July, 1998, by Richard C. Baker, President of Lone Star International Energy, Inc., a Nevada Corporation, who acknowledged t me that he executed the above and foregoing agreement on behalf of and under the specific authority of the Board of Directors of said corporation.

My Commission Expires:

                                       /s/Penny J. Brown
                                       Notary Public in and for Tarrant
                                       County, Texas






STATE OF TEXAS

COUNTY OF TARRANT

          This Separation and Settlement Agreement was acknowledged before me on this 23rd day of July, 1998, by Cecil E. Justice, who acknowledged to me that he executed the above and foregoing agreement of his own free will and for the within stated purpose.

My Commission Expires:
                                       /s/Penny J. Brown
                                       Notary Public in and for Tarrant
                                       County, Texas