Form 10QSB
period 1998-09-30
LONE STAR INTERNATIONAL ENERGY INC
filed 1998-11-19
CIK 841282

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

    Common Stock, Par Value $.001; 25,295,970 Shares as of November 13, 1998

Transitional Small Business Disclosure Format: Yes [   ] No [x]

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                               September 30, December 31,
                                                                  1998          1997
                                                                ---------    ----------
                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash ...................................................   $            $   15,230
     Accounts receivable - oil and gas revenues .............                    64,450
     Accounts receivable - JIB, net of allowance of $20,500 .       12,692        8,827
     Accounts receivable - other net of allowance of $209,337      402,374      367,413
     Notes receivable - current .............................        2,870        3,422
     Unearned compensation ..................................                   170,000
     Prepaid expenses - lease ...............................       60,000       60,000
     Prepaid expenses .......................................        6,103      634,056
                                                                ----------   ----------

         Total current assets ...............................      484,039    1,323,398
                                                                ----------   ----------

Properties and equipment, at cost ...........................    9,731,280    5,819,895
Less - accumulated depreciation, depletion and amortization .    1,217,540    2,819,190
                                                                ----------   ----------

         Property and equipment, net ........................    8,513,740    3,000,705
                                                                ----------   ----------

OTHER ASSETS
     Prepaid expenses - non current - lease .................       80,532      112,049
     Prepaid expenses - non current .........................                   470,662
     Unearned compensation ..................................                   510,000
     Note receivable - non current ..........................      183,315        5,433
     Deposits on property purchase ..........................       13,107      582,625
     Debenture issuance costs net of amortization
     of $139,750 and $43,000 in 1998 and 1997 ...............      118,250      215,000
     Patents, net of amortization
         of $4,971 and $3,127 in 1998 and 1997 ..............       53,029       54,873
     Deposits ...............................................        1,130          930
                                                                ----------   ----------

                  Total other assets ........................      449,363    1,951,572
                                                                ----------   ----------

TOTAL ASSETS ................................................   $9,447,142   $6,275,675
                                                                ==========   ==========

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                    September 30,   December 31,
                                                                        1998            1997
                                                                    ------------    ------------
                                                                     (Unaudited)

                       LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
     Cash overdraft .............................................   $      6,893    $
     Accounts payable ...........................................      1,331,378         833,897
     Production payable .........................................        284,646         328,698
     Accrued interest payable ...................................        263,313         147,337
     Accrued payroll taxes payable ..............................        274,461         111,904
     Notes payable - related party ..............................         75,593          75,593
     Current maturities of long-term debt .......................         19,223          12,079
     Advances due to officer ....................................        228,929          80,759
     Obligation to stockholders .................................        243,367         250,000
     Accounts Payable - interest owners .........................         32,097          32,097
                                                                    ------------    ------------

         Total current liabilities ..............................      2,759,900       1,872,364
                                                                    ------------    ------------

LONG TERM DEBT
     Long term debt .............................................      2,502,817       2,513,255
     Accrued compensation - stock option ........................                        850,000
     Notes payable officers and employees .......................        261,510         908,126
                                                                    ------------    ------------

         Total long term debt ...................................      2,764,327       4,271,381
                                                                    ------------    ------------

         Total liabilities ......................................      5,524,227       6,143,745
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock - par value $.001, 100,000,000 shares
         authorized, 25,295,970  and 19,805,283 shares
         issued and outstanding in 1998 and 1997 ................         25,296          19,805
     Common shares to be issued .................................          6,500           6,500
     Stock subscriptions receivable .............................         (5,000)         (5,000)
     Additional paid in capital .................................     13,432,354       7,248,172
     Retained deficit ...........................................     (9,536,235)     (7,137,547)
                                                                    ------------    ------------

         Total stockholders' equity .............................      3,922,915         131,930
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $  9,447,142    $  6,275,675
                                                                    ============    ============

               LONE STAR INTERNATIONAL ENERGY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                          1998            1997             1998            1997
                                                      ------------   -------------     ------------   -------------
REVENUES
     Oil and gas production                           $     31,510   $     126,086     $    186,145   $     305,060
     Operating income                                                       16,800           35,700          40,600
     Other sales                                               756                           18,039
                                                      ------------   -------------     ------------   -------------
         Total revenues                                     32,266         142,886          239,884         345,660
                                                      ------------   -------------     ------------   -------------
EXPENSES
     Production expenses                                    37,511         114,285          199,859         254,862
     Depreciation, depletion and amortization               35,449          32,857          118,673          93,814
     Research and development                                                               185,651
     General and administrative expenses                   457,034         995,879        1,958,884       1,999,247
                                                      ------------   -------------     ------------   -------------
     Total expenses                                        529,994       1,143,021        2,463,067       2,347,923
                                                      ------------   -------------     ------------   -------------

Operating income (loss)                                   (497,728)     (1,000,135)      (2,223,183)     (2,002,263)
                                                      ------------   -------------     ------------   -------------

Other income (expense)
     Other income                                              561           5,461            7,056           5,477
     Interest expense                                      (50,924)        (23,944)        (182,561)        (79,475)
                                                      ------------   -------------     ------------   -------------
         Other income (expense), net                       (50,363)        (18,483)        (175,505)        (73,998)
                                                      ------------   -------------     ------------   -------------

Net income (loss) before income taxes                     (548,091)     (1,018,618)      (2,398,688)     (2,076,261)

Provision (benefit) for income taxes
                                                      ------------   -------------     ------------   -------------
Net income (loss)                                     $   (548,091)  $  (1,018,618)    $( 2,398,688)  $  (2,076,261)
                                                      ============   =============     ============   =============

Basic earnings (loss) per common share                $     (0.022)   $     (0.067)    $     (0.104)  $      (0.137)
                                                      ============   =============     ============   =============

Diluted earnings (loss) per common share              $     (0.022)   $     (0.067)    $     (0.104)  $      (0.137)
                                                      ============   =============     ============   =============

Weighted average shares outstanding                     25,295,970      15,121,552       23,066,104      15,121,552
                                                      ============   =============     ============   =============

Adjusted weighted average shares outstanding            25,295,970      15,121,552       23,066,104      15,121,552
                                                      ============   =============     ============   =============


                      LONE STAR INTERNATIONAL ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)


                                                                                               1998          1997
                                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................................................   $(2,398,688)   $(2,076,261)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
              Depreciation, depletion and amortization .................................       118,673        513,453
              Notes payable issued to satisfy accrued payroll ..........................       495,291
              Write-off of accrued compensation stock option ...........................      (170,000)
              Gain on sale of assets ...................................................         8,455
Changes in operating assets and liabilities:
(Increase) decrease -
                      Accounts receivable ..............................................        25,624        (45,311)
                      Prepaid expense ..................................................       502,179
Increase (decrease) in -
                      Accounts payable and accrued expenses ............................       767,541      1,058,241
                      Revenues payable .................................................       (44,052)        43,915
                                                                                           -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................................      (694,977)      (505,963)
                                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) decrease in other assets ...............................................          (200)       (84,614)
     (Increase) decrease in due from related parties ...................................                       18,905
     Collection of note receivable .....................................................         9,302
     Decrease in deposit on property acquisition .......................................       569,518
     Proceeds from sale of assets ......................................................       120,240
     Purchase of property and equipment ................................................      (157,105)    (1,196,696)
                                                                                           -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....................................       541,755     (1,262,405)
                                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds (payments) of notes and loans payable, net ...............................       (10,438)     2,404,236
     Payment of obligations to stockholders ............................................        (6,633)
     Advances from officer .............................................................       148,170
     Sale of common stock ..............................................................                      450,000
                                                                                           -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....................................       131,099      2,854,236
                                                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH ........................................................       (22,123)     1,085,868

CASH, Beginning of period ..............................................................        15,230          1,397
                                                                                           -----------    -----------

CASH, End of period ....................................................................   $    (6,893)   $ 1,087,265
                                                                                           ===========    ===========

Non-cash financing and investing activities:
     Acquisition of oil and gas properties for stock....................................   $ 5,700,000

Supplemental disclosures:
     Interest paid .....................................................................       182,561


                      LONE STAR INTERNATIONAL ENERGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  Nine Months Ended September 30, 1998 AND 1997

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

2.   COMMENTS

The accompanying consolidated financial statements are unaudited but, in the opinion of the management of the company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 1998, the results of operations and changes in cash flows for the nine months then ended. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

A short time after entering into the letter of intent with the private business trust (Trust), a shareholder with a security interest in the Montana property filed litigation against Mr. Justice, individually, the Company and its officers, and also named the Trust as a defendant. The plaintiffs alleged that the Trust had conspired with the Company and Justice to avoid allowing the plaintiff to take possession and ownership of the Montana property due to an alleged default in a loan agreement between the Company and the plaintiff. The Trust had no contact with these plaintiffs, and had never had any business dealings of any nature with the parties. Because the plaintiffs refused to amend their proceedings to dismiss the Trust, the Trust elected to terminate its letter of intent with the Company.

Over the next month, the Company made diligent efforts to not only secure another buyer for the Montana interest, it also attempted to restore some form of negotiation with the Trust. After numerous discussions, the Trust agreed to make an offer to the Company for its Montana property, but declined to reinstate any of the other aspects of its original letter of intent. Finally, the Trust submitted an offer to the Company representing its desire to purchase all of the Company's interest in Provident Energy Associates of Montana L.L.C., and its corresponding interest in the Two Medicine Cut Bank Sand Unit. The offer consisted of net cash payment at closing to the Company of $3.5 Million, together with the assumption and payment of a $1.5 Million dollar development obligation and the plugging and restoration liabilities of the Company estimated to be in excess of $1.5 Million. The offer further provides that the Trust assumes the carried interest liabilities associated with the Company's interest deliverable to the four Montana project investors.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year ended December 31, 1998.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview:

The Company continues to experience a critical financial shortfall that management is actively seeking to resolve through the sale of its Montana oil and gas properties. The financial shortfall has developed as the result of several factors, which primarily date back to the third quarter of 1997. In July 1997, the Company entered into debenture funding agreements for a total funding of $5 million. The initial funding was received in late July in the amount of $2.5 million, out of which costs and fees were deducted, and the Company received assurances that the balance of $2.5 million would be available within just a few weeks. The Company utilized the initial funding to order and made initial payments on the manufacturing equipment required to establish its manufacturing facility at Mineral Wells, Texas, and to complete required upgrades and capital improvements to the facility to accommodate the principal piece of equipment being the Bystronic Laser. In additional the Company settled the majority of its outstanding payables relating to its acquisition of oil and gas assets into the public company. Funds were also set aside to complete the purchase of the manufacturing equipment upon installation, and $500,000.00 was deposited in an investment account with Merit Capital, a stock brokerage firm.

While awaiting the delivery and installation of the manufacturing equipment, the Company was presented with an excellent opportunity to upgrade its oil and gas division with the acquisition of the Two Medicine Cut Bank Sand Unit in Montana. With the understanding that an additional $2.5 million in debenture funding was forthcoming, the Company elected to submit its offer for the Montana property, and the offer was accepted. Consequently, the Company paid in excess of $300,000.00 to close the Montana acquisition, and additional funds in excess of $100,000.00 to commence the restoration of the initial wells to daily production. After the Company closed the Montana acquisition, it learned that the debenture holders would not honor their prior commitment and declined to fund the balance of the debentures. The Company further discovered that the funds deposited in an investment account with Merit Capital had, without approval, been used by Merit Capital to pay for trades in the Company's shares, and that the funds were not accessible. The Company protested the activities of Merit Capital, and demanded the immediate return of the funds deposited in the account; however, Merit Capital has not yet refunded the account proceeds. The Company is pursuing actions against Merit Capital for misappropriation of the account funds both through arbitration and the filing of a complaint with the Texas Securities Commission, but there are no assurances that the Company will be able to collect all or any of these funds. With the misappropriation of the $500,000.00 by Merit Capital and the failure of the debenture holders to honor their funding commitment, the Company was unable to fully pay for the manufacturing equipment ordered, and currently the Company owes approximately $400,000.00 on its two major pieces of equipment, being the Bystronic Laser and the Amada Press Break.

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

The Company's manufacturing and sales of By-Pass Chiller and Fresh Catch Units has also been delayed creating additional financial burdens on the Company. These delays have been caused primarily due to the problems encountered in the setup of a qualified testing facility. Due to the limited financial resources available to the Company, the testing facility was outfitted with used and makeshift equipment and parts. This situation resulted in substantial delays in being able to secure sustained test runs on the Fresh Catch unit. The short run tests have all proven positive, and the technology has again been proven to work as designed, however, without sustained test time, the Company can not be confident in re-installing a unit on the fishing vessel for field testing. The Company secured the services of an outside professional engineer to consult with Mr. Calvin Cline an assist him in resolving any remaining problems in the design and functioning of the Fresh Catch and By-Pass Chiller. The consultant engineer expressed an opinion that the Company was very close to having the technology completed and ready for certification.

The Company has completed its contract for the sale of its Montana property, and the successful closing will correct the critical short term financial situation, including providing the capital necessary to carry the Company into independent certification of the Fresh Catch and By-Pass Chiller technology. With independent certification, the Company believes that it will then be able to secure long term financial assistance through a variety of options, including sale of production, marketing, and distribution rights, or a possible merger into a larger company in the refrigeration, and air conditioning industry.

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

The Company intends to focus on the liquidation of its remaining oil and gas operations due in part to the continued decline in the oil prices and the instability of the industry as a result thereof. In addition, the remaining oil and gas interests are believed to be the most liquid assets of the Company that can be utilized to provide the necessary capital for development of the Technology. Failure to utilize these assets for that purpose could result in the loss of the Montana property due to the Company's financial inability at this time to conduct the necessary development operations. Obtaining funding from the sale of the Montana property to the Trust or some other bona fide buyer is currently critical to the Company.

Given the Companies current liquidity problems the failure to obtain such funding will likely cause the Company to seek bankruptcy protection. During the remainder of 1998 the Company does not expect to devote any attention to evaluating other business within what it broadly describes as the energy industry.


Specific Oil and Gas Properties The Company has entered into a contract for the sale of its entire interest in and to the Two Medicine Cut Bank Sand Unit located in Montana for the purchase price of $3.5 million net cash to the Company plus the assumption of $1.5 Million in development obligations and in excess of $1.5 Million in plugging and restoration liabilities. Formal contracts were executed in late September, and the Company expects to close the transaction during the fourth quarter of 1998. The proceeds from the sale will be used to liquidate outstanding indebtedness of the company, including the private loan made by a group of shareholders which enabled the Company to close the Montana acquisition. The proceeds will also provide working capital necessary to secure final certification of the Fresh Catch and By-Pass Chiller technologies.

Due to the circumstances which required the renegotiations of the relationship between the Company and the Trust, there is no assurance that the sale of the Two Medicine Cut Bank Sand Unit will be consummated. Failure to consummate this sale or obtain other funding will likely cause the Company to seek bankruptcy.


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


Utilizing makeshift testing facilities, Energy Reclaim made significant progress in the testing of its new production model of the Fresh Catch during the second quarter of 1998. New management has determined that independent certification of the technology is an important aspect in the process of production and marketing of the Energy Reclaim Fresh Catch and By-Pass Chiller Units. With that in mind, Energy Reclaim has engaged a senior professor of a leading university to consult on both the Fresh Catch and By-Pass Chiller Units, and to provide an independent report that the technology operates according to ARI standards. The certification report for the Fresh Catch is expected sometime during 1999, and once that is completed, a production model will be installed on a fishing vessel in Louisiana for actual field test operations verification. If the Company is unsuccessful in obtaining additional working capital through the sale of its Montana oil and gas property, the Company mat not be able to obtain the ARI certification report or be able to complete the production model of the Fresh Catch unit.

Energy Reclaim further plans to complete its By-Pass Chiller production unit, and expects to have it certified in accordance with the same procedure used for the Fresh Catch. Upon independent certification, Energy Reclaim expects to engage a pilot project for the installation of a production model of the By-Pass Chiller for actual field test operations. Energy Reclaim plans to enter into several pilot test projects in different parts of the country, with each such pilot test project providing valuable beta test data on the performance of the units. If the Company is unsuccessful in obtaining additional working capital, the Company mat not be able to obtain the ARI certification report or be able to complete the production model of the By-Pass Chiller unit.

The Company has been approached and is exploring the possible sale or licensing of distributorships, manufacturing rights, and other aspects of the national and worldwide development of markets for its Fresh Catch(TM) and By-Pass Chiller(TM) technology. The Company believes, however, that certification of the technologies is a critical prerequisite to developing a plan to pursue these possible sources of income and revenue. The Company believes that over the next year an important source of revenue can be created through the development of marketing, distribution and manufacturing rights not only in the United States but also around the world.

Effective September 29, 1998, Calvin Cline resigned from his position with Energy Reclaim in a dispute over unpaid wages. After careful consideration, the Board of Directors of the Company accepted the resignation, in large part due to Mr. Cline's inability to complete the technologies during the past year. The Company believes that it can successfully implement its stated goals of independent certification of the technology through the primary utilization of outside professional engineers engaged under a consulting contract. Any such arrangement would include a very strict non-circumvention, non-compete, and confidentiality agreement to protect the Company and the technology. The Board does intend to negotiate with Mr. Cline for his services as a consultant to the engineers on an as needed basis.

Fabrication & Precision Engineering Inc.

The Company formed a new wholly owned subsidiary by the name of Fabrication & Precision Engineering Inc., ("FPE"), as a Texas Corporation on April 6, 1998. FPE was formed to take advantage of the potential outsource market available for contract engineering and fabrication work to enable the full utilization of its machine shop equipment for precision engineering including laser cutting and specialty welding. The staff at FPE had been actively engaged in the solicitation of outside contract fabrication work for the equipment. The facility is set up so that outsource work can be accomplished without hindrance to the work required to develop and manufacture its own Fresh Catch and By-Pass Chiller units. In order to enhance the marketing capabilities of FPE, the subsidiary has retained the services of two full time sales representatives. Both of these representatives are employed as consultants on a commission basis, and both have previous verified experience in marketing the type of outsource work sought by FPE.

FPE acquired an additional piece of equipment known as a Tubing Bender that will be a beneficial addition to the fabrication of the Energy Reclaim Fresh Catch and By-Pass Chiller units in that it will eliminate numerous welds along the various tubing connecting the components of the two units. The addition of this equipment has also enabled FPE to fabricate a prototype automotive step rail for trucks. Purchase orders for the product had been expected for the production and delivery of 500 units per month. Due to the lack of working capital, however, the Company was unable to complete an initial order for product. The Company plans to reevaluate this product, and upon receipt of the necessary working capital, will pursue the market for the product if it can be determined that a long term market and opportunity is available. If the Company is unsuccessful in obtaining additional working capital, the Company mat not be able to produce the automotive step rail.

Upon receipt of the working capital resulting from the sale of the Montana property, the Company intends to review and reevaluate FPE and its potential as a significant source of operating revenue for the Company. Should this evaluation determine that the outsource services should be pursued, additional outsource contracts will be sought by the FPE sales representatives.

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

Results of Operations:

Three months ended September 30, 1998 and 1997 -

Oil and gas revenues decreased from $126,086 for the three months ended September 30, 1997 to $31,510 for the three months ended September 30, 1998. Production expenses decreased from $114,285 for the three months ended September 30, 1997 to $37,511 for the three months ended September 30, 1998. Revenues and expenses changed as a direct result of the Company selling the interest it owned in the Texas oil and gas properties and the decrease in oil prices for the period.

General and administrative expenses decreased from $995,879 for the three months ended September 30, 1997 to $457,034 for the three months ended September 30, 1998. Expenses included in general and administrative expenses are $158,000 of consulting fees, wages of $140,000 , legal and professional fees of $47,000.

Nine months ended September 30, 1998 and 1997 -

Oil and gas revenues decreased from $305,060 for the nine months ended September 30, 1997 to $186,145 for the nine months ended September 30, 1998. Production expenses decreased from $254,862 for the nine months ended September 30, 1997 to $199,859 for the nine months ended September 30, 1998. Revenues and expenses changed as a direct result of the Company selling the interest it owned in the Texas oil and gas properties and the decrease in oil prices for the period.

General and administrative expenses decreased from $1,999,247 for the nine months ended September 30, 1997 to $1,958,884 for the nine months ended September 30, 1998. Expenses included in general and administrative expenses are $573,000 of consulting fees, wages of $351,000, legal and professional fees of $192,000. Research and development expenses for the nine months ended September 30, 1998 were $185,651. Depreciation, depletion and amortization increased from $93,814 for the nine months ended September 30, 1997 to $118,673 for the nine months ended September 30, 1998, as a result of amortizing the cost of issuing the debenture. Interest expense for the nine months ended September 30, 1998 was $182,561. The majority of interest expense is attributable to the debentures.

                            PART IIOTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS


On June 15, 1998, Ford and Myrt Fullingim, Individually and as Trustees of The Ford and Myrt Fullingim Living Trust filed an action against Lone Star International Energy, Inc., Don Pyles, Richard C. Baker, Michael D. Herrington, C.E. Justice, Provident Energy Associates of Montana, L.L.C., and Phil Wilson, as Trustee of the Emerald Pure Trust, in the District Court of Palo Pinto County, Texas, 29th Judicial District. The Plaintiffs allege in their complaint that C. E. Justice had breached his fiduciary relationship to them as investors in the company, that Justice was disloyal, dishonest and disingenuous toward them. Plaintiffs further allege that the Company and Justice are indebted to them for certain sums advanced as loans and investments, and that the consideration for said loans and investments failed. Further the Plaintiffs allege that Emerald and Provident are tortiously interfering with their contractual rights under a Mutual Agreement with the Company regarding the Montana Property. Although filed in mid June, the parties were not served until late June. The Company has filed its answer, and the case is currently pending and awaiting discovery.

In early November Paula Fleming, Randy Mueller and Travel Referral Systems d/b/a/ Travel Station, as Petitioning Creditors filed an involuntary bankruptcy petition against the company in the United States Bankruptcy Court for The Northern District of Texas, Dallas Division. Followed by this filing, the petitioning creditors filed a motion for a hearing to appoint a trustee to oversee the management of the company. This matter is currently pending.


ITEM 5.  OTHER INFORMATION

In early June 1998, the Company accepted an offer from a private business Trust in the form of a Letter of Intent, to purchase an undivided 50% interest in and to Provident Energy Associates of Montana L.L.C., and a corresponding interest in the Two Medicine Cut Bank Sand Unit for a purchase price of $7.5 million. Initially, closing was to take place by the end of July 1998, however, in late June, the Trust discovered that it had been named as a defendant in the litigation initiated by Ford and Myrt Fullingim. As a direct result of this litigation, the Trust revoked its offer and all other aspects of its intended relationship with the Company. The Company continued to seek other interested industry partners for the possible sale of an interest in Montana, however, due to the decline in oil prices worldwide, the Company received not offers or expressions of interest. The Company maintained communication with the Trust in an effort to reinstate its relationship, and in August 1998, was able to satisfy the Trust that it could pursue the acquisition of the Montana property without having other involvement with the Company if it so desired. Accordingly, the Trust agreed to make an offer to the Company for all of its interest in the Montana property. The offer so received provided for net cash to the Company in the amount of $3.5 Million, the assumption of over $1.5 Million in plugging and restoration liabilities of the Company, and the payment of $1.5 Million in development obligations of the Company, for a total financial commitment by the Trust of $6.5 Million. After careful consideration, and in light of the fact that no other formal offers were received, the Board of Directors of the Company approved the acceptance of the offer, and a formal contract was entered into in October, to be effective as of October 1, 1998. The Trust is currently moving certain of its assets within its banking network for a Letter of Credit to be issued and funded in order to complete and close the transaction. Closing is anticipated in November 1998. The Company, although disappointed that the current state of the oil and gas industry has resulted in a decreased valuation of the property, are encouraged in the fact that the proceeds will be sufficient to settle all outstanding debts and provide additional working capital necessary to compete the certification of the By-Pass Chiller and Fresh Catch technologies.


In June 1998, the Company negotiated a financial guarantee from a private business Trust to assist the Company in securing a loan against its manufacturing equipment. The Trust committed to provide its financial guarantee together with an insurance bond if necessary in an amount up to $850,000.00, in order to guarantee a loan in a similar amount to the Company. After the filing of the litigation by the Fullingims, the Trust revoked its offer to provide the financial guarantee, and the loan being negotiated has been suspended pending the location by the Company of other acceptable forms of guarantee.

In June 1998 the Company began negotiations with a private business Trust for the purpose of securing a long term funding equity partner to assist the Company in the development of its Energy Reclaim technologies. The negotiations were designed to stabilize the Companys current critical financial shortfall as well as provide sufficient long term capital to insure that financial resources will be available in the future to meet the needs of the development, manufacturing, marketing and distribution of the Fresh Catch and By-Pass Chiller technologies. As a part of the negotiation process, the Trust conducted its review of all historical business, financial and legal aspects of the Company. After the review, the Trust directed that as a condition precedent to completing a formal agreement to assist the Company with its short and long term financial needs, Mr. C. E. Justice would be required to resign and be removed from all management and operations of the Company. Based upon these directives by the Trust, the remaining management, with the approval of a quorum of the Board of Directors, approached Mr. Justice and negotiated a separation and settlement agreement with him on behalf of the Company. In summary, the separation and settlement was to be effective as of July 23, 1998, and provided that the employment contract of Mr. Justice would be terminated on that date. Mr. Justice would further resign as a director, chairman and chief executive officer of the Company, and all accounts relating to salary and expenses payable to Mr. Justice as well as any amounts due the Company from Mr. Justice would be settled. The Company further secured a lease of the manufacturing facility owned by Mr. Justice, located in Mineral Wells, Texas, with lease payments being offset by the prepaid credits due the Company for capital improvements made to the facility in 1997. Other important aspects of the separation and settlement agreement are the cancellation of the stock options for 5 million shares, which was a part of Mr. Justices employment contract, and the delivery of a proxy to Mr. Richard C. Baker, President or the newly elected chairman should Mr. Baker no longer serve on the Board of Directors, covering in excess of 3.75 million shares of stock registered to Mr. Justice. The 3.75 million shares subject to the proxy are further subject to a purchase agreement with the Trust at existing market prices which when completed will effectively remove Mr. Justice as a shareholder of the Company. Due to the current and ongoing litigation involving activities of the Company during the term of management control under Mr. Justice, the Company further secured a consulting commitment from Mr. Justice for a period of one year to assist in the defense and/or prosecution of these matters. With the departure of Mr. Justice, the Company was able to continue negotiations with the Trust to complete a long-term relationship to assist in meeting its short and long term funding needs. Again, and as a direct result of the Fullingim litigation, the Trust terminated its letter of intent to provide additional working capital funding to the Company. The Board of Directors, however, agreed to remain in force the resignation of Mr. Justice. The Company intends to continue to restore its relationship with the Trust in hopes of reinstating some form of additional funding in the future.

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

LONE STAR INTERNATIONAL ENERGY, INC.
(Registrant)

Date:    August 19, 1998                     /s/ Richard C. Baker
                                             Chief Executive Officer
                                             (principal executive officer)

Date:    August 19, 1998                     /s/ Michael D. Herrington
                                             Chief Financial Officer, Treasurer,
                                             (principal accounting officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description

27       Financial Data Schedule